Form 10KSB
period 2004-10-31
CDEX INC
filed 2005-01-28
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to ____

                        Commission File Number 000-49845

                                    CDEX INC.
              (Exact name of small business issuer in its charter)

                      Nevada                           52-2336836
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

                         1700 Rockville Pike, Suite 400
                           Rockville, Maryland, 20852
                                  301-880-0080
     (Address of principal executive offices and registrant's phone number)

Securities registered under Section 12(b) of the Exchange Act:
  None.

Securities registered under Section 12(g) of the Exchange Act: Common stock,
  $.005 par value per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for its most recent fiscal year: $4,069.

The aggregate market value of the Class A common stock held by non-affiliates was approximately $32,669,000 on January 21, 2005 based on the last reported sale price of the registrant's Class A common stock on the over-the-counter "gray market" or Pink Sheets.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of January 17, 2005 was 29,909,335 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended October 31, 2004


INDEX

                                                                                                                                Page
Part I

         Item 1.           Description of Business.................................................................................3
         Item 2.           Description of Property................................................................................11
         Item 3.           Legal Proceedings......................................................................................11
         Item 4.           Submission of Matters to a Vote of Security Holders....................................................11

Part II

         Item 5.           Market for Common Equity and Related Stockholder Matters...............................................12
         Item 6.           Management's Discussion and Analysis of Financial Condition or Plan of Operation.......................15
         Item 7.           Financial Statements...................................................................................24
         Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................24
         Item 8A.          Controls and Procedures................................................................................24
         Item 8B.          Other Information......................................................................................24

Part III

         Item 9.           Directors and Executive Officers of the Registrant.....................................................24
         Item 10.          Executive Compensation.................................................................................28
         Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........31
         Item 12.          Certain Relationships and Related Transactions.........................................................32

Part IV

         Item 13.          Exhibits, Lists and Reports on Form 8-K................................................................32
         Item 14.          Principal Accountant Fees and Services.................................................................33

Financial Statements..............................................................................................................F1

Signatures........................................................................................................................34



                                     PART I

This document contains forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements can be identified by the use of words such as "expects," "plans," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, the ability of the Company to raise capital to finance the development of its chemical detection products, the effectiveness, profitability and the marketability of those products, the ability of the Company to protect its proprietary information, the establishment of an efficient corporate operating structure as the Company grows and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

CDEX Inc was incorporated in the State of Nevada on July 6, 2001. We are a technology company with a current focus on developing and marketing products using chemical detection and validation technologies. At present, we are devoting our resources to the development of products for two distinct markets:

(i) identification of substances of concern (e.g., explosives, illegal drugs and chemical/biological weapons); and (ii) validation of substances for anti-counterfeiting, brand protection and quality assurance (e.g., validation of prescription medication; detection of counterfeit or sub-par products for brand protection; and quality assurance inspection of incoming raw materials and outgoing final products). Each application area is supported by our patents pending technologies and each by common technological platforms.

We anticipate acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire other technology assets, we anticipate that almost all of our revenues, if any, will come from our chemical detection products.

OUR TECHNOLOGY

Our chemical detection products are based upon the use of fluorescence technology. In systems using our proprietary technologies, an energy source (e.g., x-ray or ultraviolet) is directed toward the target area. The energy source focused on the target area fluoresces, or causes excitation of electrons in, the target. The resulting electron decay within the target substance causes emission of characteristic photons that form chemical signatures that can be captured and using algorithms compared to those in the CDEX database to provide "real-time" identification/validation of the target substances.

Using information gathered from controlled laboratory measurements to establish a database, CDEX proprietary software matches a signature or "fingerprint" of a substance being tested to items in that database for identification. CDEX has developed and extensively tested several first generation systems for detection of substances. The systems have common platforms or chassis and components with primary differences lying in the energy source (e.g., x-ray or ultraviolet), the detection environment, the discriminating algorithms (mathematical equations used to perform the comparisons of target substances with those in the database) and supporting software. CDEX's software performs analysis by using the signature of a targeted substance gathered during operation of the product, then comparing that chemical signature with signatures in the CDEX database to validate the target within user defined standard deviations. The analysis software is designed to alert the operator if a particular substance of interest is identified, or if the chemical signature of the target substance is outside the standard deviations.

PRODUCTS

We are currently focusing our resources on developing real-time (within seconds) chemical detection products using our proprietary patents pending technologies. We believe products using our technologies will be able to identify substances from close range as well as longer distances, although we have not yet determined the exact limits of this range. Laboratory testing demonstrates the technologies' capability in identifying and discriminating between substances (e.g., explosives, pills or liquid medications) in a wide range of environments (e.g., buried underground, in luggage or trace amounts on surfaces).

CDEX's initial products, including a narcotic validation unit we market as the ValiMed(TM) Impaired Clinician Solution, and the ValiMed(TM) Patient Safety Solution, were placed in initial customer sites in November and December 2004 for preventing drug diversion and enabling quality assurance in the distribution and control of prescription medication. Other CDEX products use the same base technological platforms to validate the authenticity of target substances based on their chemical signature for brand protection and detection of counterfeits for a potentially wide variety of products. CDEX is also continuing development of products for identification of substances of concern, namely concealed explosives or chemical and/or biological agents for sales to the homeland security market. We expect the initial products in this line to be available in 2005.

Following is a discussion of products in our two main product categories:

ANTI-COUNTERFEITING, BRAND PROTECTION AND QUALITY ASSURANCE PRODUCTS

For the pharmaceutical and healthcare industries, we unveiled our initial products at an industry trade show in June 2004 under the name ValiMed(TM). The name ValiMed(TM) accurately represents our product's functionality with a more recognizable name for those markets. Applying the CDEX technology, our ValiMed(TM) products provide additional assurance that medical narcotics has not been diverted, medication has not been counterfeited or that the medication administered is what was prescribed. Scanning the medication is non-destructive and can be done in real-time (within seconds). CDEX technology differs from currently utilized systems that rely primarily on "tagging" a package or pill to identify counterfeit medication only by the absence of these taggants. Our technology directly validates the medication by the unique composite spectra of the constituent fluoresced ingredients. CDEX anticipates that since our initial products do not come in direct contact with patients, they will not require full FDA review and approval. We realize that some subsequent products will likely require FDA review.

Products in this category currently being marketed or in various stages of development include:

o VALIMED(TM) COUNTERFEIT MEDICATION SOLUTION: A portable solution that identifies counterfeit medication by analyzing the composite chemical signatures of subject medications against the authentic signature contained in the unit's database to determine authenticity. Users scan medication to detect counterfeits before they enter inventory or reach the consumer.

o VALIMED(TM) IMPAIRED CLINICIAN SOLUTION: The Impaired Clinician Solution validates that the concentration of a narcotic designated for disposal is within user defined bans, and prints a report that includes the amount, concentration, date and time stamp, therefore greatly reducing the potential for narcotics to be diverted from the clinical environment illegally.

o VALIMED(TM) PATIENT SAFETY SOLUTION: Validates medications that are combined in intravenous drip systems, most commonly for patients with cancer or HIV-AIDS. The product can be installed as a standalone unit, or directly into the pump that combines the medications into a solution and then releases them into the intravenous drip. The devices could be designed to validate and authenticate the individual medications entering the machine as well as the final mixture exiting the machine before it enters the patient. The Patient Safety Solution would trigger an alarm and/or mechanically discontinue the dispensing of the medication should it detect an unauthenticated constituent medication or an improper ratio of medications in the combined solution.

The same approach is being applied in the area of brand protection , e.g., for distilled spirits, where counterfeiting and dilution of product adversely impact the taste of a popular brand or collection of taxes by a local, regional or national taxing authority.

PRODUCTS FOR IDENTIFICATION OF SUBSTANCES OF CONCERN

We are applying our chemical detection technologies to the development of a suite of applications performing complementary tasks for the detection of explosives. Products in this category are in various stages of development and include the following:

o PERSONNEL SECURITY SCREENING SYSTEM (PS(3)): A man-mobile system with a handheld, ultraviolet-based scanning device to detect trace amounts of explosive (and potentially drug residues) on areas impacted by the ultraviolet energy, e.g., on the surface of clothing, shoes, luggage, parcels, skin and personal items.

o MOBILE SECURITY SCREENING SYSTEM (MS(3)): A mobile unit that employs X-ray energy to detect explosives concealed in luggage and packages, including detection for unattended containers.

o ACCESS SECURITY SCREENING SYSTEM (AS(3)): Portal unit that screens individuals for explosive residue on areas impacted by ultraviolet. The AS(3) expands the PS(3)'s field of view by adding multiple light sources and detectors configured in a portal walkway that examines individuals as they pass through the portal for trace amounts of explosives (and potentially drug residues) on areas impacted by ultraviolet energy, e.g., on the surface of their skin, clothing and shoes.

o FIXED SECURITY SCREENING SYSTEM (FS(3)): Fuses the PS(3) and MS(3) into a conveyor belt unit that provides a redundant approach to luggage/package screening. The multiple detectors and sources of the FS(3) will permit the examination of luggage/packages for concealed, bulk explosives as well as for trace surface residue in a single integration with throughput comparable to existing multi-train systems.

Using the explosive detection platforms noted above, development is also progressing for systems that detect other substances of concern, including illegal drugs and chemical/biological agents. Development has progressed under contracts with the United States Government. We continue to seek other such contracts both alone and in partnership with major companies.

PRODUCT STATUS AND DEVELOPMENT

CDEX is marketing some of its completed products and is in the process of developing other products for different markets and customers,. In this process CDEX has used certain commonly used terminology in an attempt to effectively and accurately communicate progress in our product development cycle. Except as noted below, all our products are "in development", meaning we have not yet completed software engineering or design and engineering of hardware nor selected final components. CDEX has completed our "first generation prototypes" for the PS(3). Our first generation prototypes demonstrate application functionality, have completed software with a pre-populated test database and functional hardware under configuration control. To date, we have sold and installed four ValiMed(TM) units in three facilities. The initial four production units of the ValiMed(TM) Impaired Clinician Solution and Patient Safety Solution were installed at our initial three customer locations in November and December 2004 with Acceptance Testing provisions, including customer's right of return. Two customers have officially accepted two ValiMed(TM) units.

During the fiscal years ended October 31, 2004 and 2003, we spent approximately $1,358,197 and $616,967, respectively, on research and development cash expenditures.

We have outsourced certain engineering and manufacturing tasks and will continue this practice. Accordingly, we have entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings, and survey documents, (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials basis (paid monthly) or on a fixed price basis (paid upon successful completion of each milestone) all as set forth in the statement of work pertaining to the particular services.

All of our potential products utilize the same basic technological platforms with a customized database. We intend to continue marketing and deploying customized systems to capture the chemical signature of customer's products in the database. Once a chemical signature of an authentic product is loaded into the database, CDEX products can validate target substances against that chemical signature.

Because our products and potential products utilize the same base technologies, the final engineering achievement of the first products are applied to other products in development using the same energy source to fluoresce the target. Development of prototypes is continuing. All development has primarily utilized common, off the shelf components for applications.

We have yet to finalize large volume relationships with suppliers. However we have established relationships with suppliers during the research and development period. We anticipate these relationships will be expanded to address higher volume of units purchased. We have received large volume quotes from suppliers for some components for our products, however until additional funding is received, we will not be able to sign any large volume agreements with these suppliers. We are not restricted in selecting sources for components.

The following is a list each of our products set forth above and the status of its development:

o Counterfeit Medication Solution: Development is complete, production units have been available for distribution since September 2004.

o Impaired Clinician: Development is complete; production units have been available for distribution since September.

o Patient Safety Solution and Regulatory Compliance Solution: Development is complete on one version of a standalone system, but development is continuing on other related variations and on units integrated directly into the pump that combines the medications into a solution and then releases them into the intravenous drip.

o PS(3): Development of a first generation prototype is complete. Final release of the product is pending refinement (in coordination with the appropriate government agency), manufacturer-ready engineering, and software modification.

o MS(3): Development is ongoing; assuming adequate funding, we anticipate a production prototype within twelve months We have not completed software development or a first generation prototype.

o AS(3): Development is ongoing; assuming adequate funding, we anticipate a prototype within twelve months. We have not completed software development or a first generation prototype.

o FS(3): Development is ongoing; assuming adequate funding, we anticipate a prototype within twelve months. We have not completed software development a first generation prototype

o Distilled Spirits Counterfeit Detection Unit: Development is complete for a first generation prototype. Further development awaits funding.

Other potential applications using our technologies include products to detect chemical or biological agents. On May 8, 2003, we entered into an agreement with the United States Department of Defense. Under Phase 1 of the agreement, we performed a study of the feasibility of the CDEX technology to support identification of chemical/biological agents. We have substantially completed this phase of the agreement. Whether we proceed to Phase 2 of the agreement is entirely at the option of the Defense Department and depends upon its internal allocation of funds and whether it decides to focus its resources in this area. If the Defense Department elects to proceed to Phase 2, it would involve the design and building of prototypes. The total consideration paid to CDEX under the agreement for Phase 1 is $196,483.

INDUSTRY AND COMPETITION

In addition to airport security, the explosives detection marketplace is potentially significant, including every major building, transportation facility, or significant gathering place. We believe the market is potentially lucrative because of growing awareness of terrorism due to recent world events. We believe that this marketplace possibly includes the following potential customers: militaries, airport/building security organizations and transportation related organizations, government, law enforcement organizations, and school systems. These markets are global in perspective and large in size, e.g., the U.S. law enforcement market consists of over 20,000 local, state and federal agencies. Employing the marketing program outlined under "Sales and Marketing" below, we intend to target as many of these market elements as we can given our available resources.

Our research indicates that by 2010, the people-screening market will have surpassed $9 billion in system deployment and services, up from $600 million in 2002. Sales for 2006 are expected to reach $3.5 billion. The compounded annual growth rate during the 2003-2010 period is estimated to be approximately 47%. (See The Homeland Security Research Corporation's - 2003-2010 PEOPLE SCREENING WEAPONS & EXPLOSIVES DETECTION MARKET REPORT (2002), (WWW.HSRC.BIZ).) Unfortunately, escalation of world terrorism makes it likely that this market will continue to grow.

The same Homeland Security Research Corporation's report covering the people screening industry underscores the potential and need for effective detection of weapons, explosives and weapons of mass destruction. The report also highlights current shortcomings that may require the industry to refocus and develop totally new products. Slow throughput rates and false alarms virtually nullify plans to screen every - or even most - person threats. Existing systems are for the most part heavily operator dependent, making them susceptible to human errors. Taken together, these limitations restrict the effectiveness and thoroughness of people screening activities. The report points out that a possible solution is development of multiple threat portals capable of providing cost effective detection of most, or all, current threats without adversely affecting people traffic. CDEX offers a low priced, easily integrated solution to help provide this multi-layered approach to security.

Currently, domestic sales of people screening devices are dominated by a small number of products sold by a handful of vendors. CDEX believes our chemical detection products will compete with these existing detection products, and, depending on the application, may even have a competitive advantage by being more advanced than existing tools in a number of areas, including the following:

a. improves operator safety by permitting non-intrusive inspection from a distance without contact with the subject;

b. potentially reduces error rates by eliminating operator interpretation of results and using audible or visual alarms;

c. detects known substances of concern by a "chemical detection" process, not simply known shapes of detonation mechanisms or bomb components, or ancillary evidence of devices;

d. works in virtually "real time"; and

e. is expandable as new threats are identified, providing a more timely reduction to potential threats to public safety.

According to PHARMACEUTICAL TECHNOLOGY (September 2002, pp. 16-26), a substantial need exists for technology that distinguishes between authentic and counterfeit products, including, for example, medications dispensed in hospitals, pharmacies and other health care facilities. Moreover, in his October 2000 testimony to the Oversight and Investigations Hearing on Counterfeit Bulk Drugs, U.S. Commerce Committee Chairman, Tom Bliley (R-VA), stated that "the FDA has reviewed its records on drug imports and found that 242 foreign firms may have shipped misbranded drugs to the United States in 1999 and have never been inspected." Other potential users include law enforcement organizations, school systems, large corporations and governments.

The U.S. Food and Drug Administration, U.S. Customs and Congress are looking for new ways to keep the nation's medication supply chain safe from the increasing incidents of counterfeiting. Currently, the FDA is expected to make recommendations to the U.S. Congress addressing the counterfeit medication issue facing U. S. consumers. It is believed that this report will act as a catalyst to accelerate anti-counterfeit technology deployment across the industry. The FDA (and Congress) may require anti-counterfeit solutions within the U.S. within one year. This looming regulatory mandate is driving the demand for inexpensive, easily deployable anti-counterfeit solutions.

Today, most of the imported prescription medications go through actual inspection by the FDA and/or U.S. Customs, though they do not have the tools to conduct comprehensive inspections. The FDA website quotes U.S. Customs estimates that, at best, 10% of smuggled drugs are found by the inspection methodology. Currently, the FDA inspects imported items side-by-side with U.S. Customs. While U.S. Customs out number the FDA inspectors 18 to 1, only 25% of FDA inspectors inspect medications. The FDA has stepped up its inspection intensity.

FDA and industry experts agree that the majority of counterfeits introduced into the U.S. market enter through the U.S. distribution channels. No medication inspections are made at the drug distribution channel or repackagers' locations. The FDA is considering strategies to expand inspections beyond the point of import into the U.S. distribution channel. (See FDA COUNTERFEIT DRUG TASK FORCE INTERIM REPORT (October 2003 pp. 9-12).)

According to its 1999 NWDA INDUSTRY PROFILE AND HEALTHCARE FACTBOOK, the National Wholesale Druggists' Association in Reston, Virginia reported that 90% of all prescribed medications dispensed to U. S. consumers were dispensed by hospital, retail chain and independent pharmacies. As defined by regulation, a final check of a prescription is required by a pharmacist before a medication can be dispensed to a patient. Unfortunately, this check is a visual check to confirm the patient's vial or single dose of medication matches the prescription. In addition, there are no tools available to take advantage of this final opportunity to identify counterfeit medications. There is little inspection of the wholesale distribution network or of the U.S. repackagers.

We may experience substantial competition in our efforts to locate and attract customers for our products. We are aware of two significant competitors in the explosives detection industry which we believe have greater experience, resources and managerial capabilities and may be in a better position than we are to obtain access to and attract customers. General Electric Co. recently announced its acquisition of one of these two competitors, InVision Technologies Inc. which could increase our competitive pressure. A number of larger companies similarly may enter our target markets and directly compete with us in some or all of them. In the counter-terrorism arena, it is difficult to assess our competition due to the high level of secrecy and lack of available information with respect to defense and homeland security contracts and contractors. We must assume that the demand for the technology in this area has given rise to a corresponding supply of scientists and others who are developing technology similar to, or otherwise competitive with, ours. In the area of brand protection, many companies may seek to develop technology in-house to protect their own brands rather than contract with us for our technology. In the areas of medical and pharmaceutical validation and brand protection, various existing technologies compete with ours and already are in use in the marketplace. These include radio frequency identification tags, tagant agents (chemical agents added to the target substance to serve solely as identifying tags) and bar coding.

SALES AND MARKETING

CDEX's business vision is to develop technologies to the point of market or application viability and then, where management determines it to be beneficial, team with organizations to complete commercial deployment and/or distribution through our sales and marketing channels. In some instances, we may take a technology directly to market. In others, we may seek to license the technology to third parties who will then develop and market products employing it. Our products and technologies may be licensed to original equipment manufacturers, sold direct or via resellers as stand alone end units, or be integrated as sensors that gather and relay information to an integrated solution that is the repository of information gathered from many sources (e.g., in security applications from perimeter, environmental and structural security devices). Accordingly, our prospective "client base" varies depending on the application and the stage of development. In marketing our chemical detection products and technologies, we intend to target, via partnerships as well as direct sales, both U.S. and foreign governments, in addition to private industry or individuals requiring confirmation of the presence or absence of substances.

We are currently reaching potential customers and partners through our website, participating in industry events (such as trade shows and public meetings), distributing product information through targeted mailings and direct sales activities which include demonstrations of product application. We also anticipate reaching prospective customers via strategic relationships and traditional advertising. CDEX has to date not entered into any formal or definitive strategic marketing or distribution agreements for any of our products. Planned advertising activities include trade and industry magazines and doctor managed clinical trials where researchers are likely to publish articles discussing the results of the trials.

We anticipate focusing on domestic markets before expanding internationally via strategic marketing and manufacturing partnerships. We anticipate partnerships based either on geographic boundaries or by products depending on the partner's market specialty and market presence. We have received unsolicited contacts by prospective partners from the Middle East, Europe, Taiwan, Vietnam, Korea, Malaysia and China based on information on www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, and the technology's potential use in the electronic manufacturing industry. These contacts may never result in revenue for, or relationships that will benefit, CDEX. CDEX has not applied for licenses or permits to do business in any foreign country, nor for any certification of its products.

PRODUCTS FOR IDENTIFICATION OF SUBSTANCES OF CONCERN

CDEX has developed technologies to deliver detection products - either as a stand-alone system or as an element in a multi-technology system. CDEX allows for retention of investment costs of deployed screening systems by both retro-fitting existing systems to incorporate CDEX technology, or enhancing screening methodology by including stand-alone CDEX detection devices. This defense-in-depth approach offers a dual or multi-technology detection system that should improve flow rates and detection rates, and provide "clear" confirmation easier and even more definitive.

CDEX believes a partnership strategy will help gain faster market acceptance by working closely with large, established vendors in the market instead of directly competing against them. CDEX has discussions from time to time with several such potential partners although we have not yet entered into any formal agreement.

Application of our products as sensors that easily integrate with existing systems will also potentially remove barriers to market entry and capitalize on an industry trend to utilize multiple sources of data/intelligence from which to build an overall threat assessment.

We have spent considerable time meeting with branches of the U.S. Government to identify areas of application of our chemical detection technology. We have determined, based on past experience of our employees and consultants who have done work for the federal government, and the advice of professional services, that one of the most cost efficient ways to market developmental technologies is through identifying those branches of the government that have development money available to fund private sector efforts. We plan to continue marketing to the U.S. Government for technology development revenue by co- partnerships with major integration firms and individually.

Our marketing efforts have captured a level of interest with certain branches of the U.S. Government which have resulted in two contracts:

In May 2002, CDEX was awarded a seven-month testing sub-contract with a total value up to $75,940 for performance of initial field experiments and data gathering, in arid and temperate climates, using an early stage production model of a landmine detection system, and the related expenses and materials to perform such contract.

On May 8, 2003, we entered into an agreement with the United States Department of Defense. Under Phase I of the agreement, we performed a study of the feasibility of the CDEX technologies to support identification of chemical/biological agents. We have substantially completed this phase of the agreement. Whether we proceed to Phase 2 of the agreement is entirely at the option of the Defense Department and depends upon its internal allocation of funds and whether it decides to focus its resources in this area. If the Defense Department elects to proceed to Phase 2, it would involve the design and building of prototypes. The total consideration payable to CDEX under the agreement is slightly less than $991,409, $196,483 being allocated for Phase 1 and $794,926 for Phase 2. To date, we have received $196,483 for Phase 1.

Revenues from these contracts have comprised substantially all of our revenues during the fiscal years ended October 31, 2003 and 2004. The loss of one or both of these customers would have resulted in a reduction of our revenues during that period. However, as indicated above, we intend to direct our future marketing efforts toward selling or licensing products based upon our technologies in addition to these types of development contracts.

VALIDATION PRODUCTS FOR ANTI-COUNTERFEITING, BRAND PROTECTION AND QUALITY ASSURANCE

Marketing activities have generated a number of prospective partnerships in the healthcare industry, both for field-testing with major medical institutions, and for product distribution by existing vendors to some of the largest hospital chains in the United States. Such positive response reinforces our primary business vision of marketing end units as well as utilizing partners to penetrate existing healthcare markets with CDEX technology. For the pharmaceutical and healthcare industries, CDEX has introduced a new name for our product line, ValiMed, at an industry trade show in June. More information on the medical products using CDEX's technology can be found on www.Valimed.com. In January 2005, we received the first payments of $10,000 from sales of our ValiMed products.

We also plan on developing and marketing products to defend high-end consumer products where reputation and product distinction are critical components to driving sales revenue (e.g. high price distilled spirits and cosmetics).

We will continue to explore new markets and applications for our existing and developing technologies as a critical part of identifying partners and opportunities for revenue generation.

INTELLECTUAL PROPERTY RIGHTS

We rely on non-disclosure agreements, patent, trade secret and copyright laws to protect the intellectual property that we have and plan to develop, but such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable. Policing unauthorized use of CDEX's proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against CDEX or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and/or require CDEX to enter into costly royalty or licensing arrangements to prevent further infringement, any of which could cause a decrease in our profits.

We currently have the following patent applications pending:

1. "System and Method for Adapting a Software Control In an Operating Environment," Application No. 10/268,678;

2. "Methods and Apparatus for Molecular Species Detection, Inspection and Classification Using Ultraviolet Fluorescence," Application No. 10/717,921;

3. " System and Methods For the Detection and Identification of Chemical Substances," Application No. 10/784,889; and

4. "Process for Replacing Nursing Co-Signature for Narcotic Waste with Centralized Validation of Waste in Pharmacy."

We have also filed corresponding international applications for each of these items.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

GOVERNMENT REGULATION

The products developed may be subject to various governmental regulations and controls, including that associated with security products in airports, handling of explosive materials and related to x-ray energy. The storage and handling of certain explosive material is subject to licensure. With regard to handling such explosive material, we retain the services of a licensed contractor to transport/store explosive material for testing. Following such testing, the contractor returns the explosive material to a licensed storage facility. It is possible that government agencies may develop additional regulations that impact our initial and future products.

The U.S. Food and Drug Administration (FDA) has jurisdiction to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease. We have preliminarily determined that our initial products are not medical devices. However, further investigation or a change in FDA policy could subject us to regulation. Noncompliance with applicable FDA requirements can result in such things as fines, injunctions, and suspension of production.

Except as specifically mentioned above, we are not currently aware of any other federal, state or local laws that would have a significant adverse impact on development and distribution of our initial products. However, various federal, state or local agencies may propose new legislation pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment, to the manufacturing or marketing of chemical validation products (or designation of one or more of our chemical validation products as medical devices) and/or otherwise potentially relating to the our business which may require us to allocate a portion of our operating budget to ensure full compliance with such regulations.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and laboratory space in Arizona. The Company previously subleased this space from Dynamic Management Resolutions, LLC until March 5, 2004, when the lease was assigned from Dynamic Management Resolutions to the Company. The lease expires April 30, 2009 and has non-cancelable lease payments into 2006. The lease provides for monthly rent of approximately $2,845 with 3% annual escalations.

Most of our administrative offices are located in Rockville, Maryland where we lease facilities from Source Office Suites. The terms of our lease agreement for these facilities until December 2004 were $175 per month for conference room use for meetings in the Washington DC area, phone answering services and certain mail services. The Company entered into a six-month lease with Source Office Suites in January 2005 for dedicated office space at cost of approximately $1,100 per month. The facility provides space on an as needed basis on flexible terms. CDEX anticipates opening, in a phased manner, an east coast facility to house certain technical development functions as well as administrative offices. These activities will mostly be related to supporting deployed systems and modifying existing systems for later versions.


ITEM 3.  LEGAL PROCEEDINGS

CDEX is not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Shares of our common stock have traded to a limited extent on the over-the-counter "gray market." The gray market is an unofficial market where shares are traded that are not available for trading on an official stock market or exchange. Brokers enter the gray market when they request a trading symbol from the NASD to effect an unsolicited trade of a specific block of securities on behalf of a client without actually listing the securities on the Pink Sheets. Similarly, a broker can request a trading symbol and listing on the Pink Sheets to effect an unsolicited trade of a specific block of securities on behalf of a client by contacting Pink Sheets LLC. Because these trades are unsolicited, the brokers are able to obtain symbols and initiate quotes without the filing of a Form 211, which would normally be required for listing on the Pink Sheets. The brokers are expected to discontinue trading under the symbol after selling the securities for which it is obtained, but they frequently do not do so. Trading in our shares in this market has occurred without any instigation or involvement of our management, and we do not encourage or sanction it. We did not choose the symbol under which these shares are traded nor do we intend to keep this symbol going forward. The shares traded in this gray market are not being offered by CDEX or pursuant to any disclosure provided by us. Subsequent to the date of this report, we anticipate that our common stock will be listed on the Over The Counter Bulletin Board. If our common stock is not eligible for such listing, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. Even if our common stock is listed on the OTC Bulletin Board, we cannot be certain that our shares will be actively traded or at what prices they will trade.

If CDEX is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. Furthermore, the lack of market makers could result in CDEX shareholders being unable to buy or sell shares of our common stock on any secondary market. We may be unable to maintain such market makers.

The table below sets forth the high and low sales price for our Class A common stock as reported on the over-the-counter "gray market:"

                                                              High       Low
                                                              ----       ---
               Fiscal Year Ended October 31, 2004
                  Third quarter                             $ 1.15     $ 0.70
                  Fourth quarter                              1.00       0.37

SHAREHOLDERS

Our transfer agent has advised that the approximate number of record holders of common stock at January 17, 2005 was 1,400.

DIVIDENDS

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2004

All shares issued below were of the Company's Class A common stock.

The following securities were issued pursuant to the exemption provided by Rule 506 under Section 4(2) of the Securities Act in private offerings to accredited investors (or their donees) only each of whom acknowledged having had the opportunity to ask questions of and receive answers from representatives of the Company concerning the terms and conditions of the offering, and to obtain any additional information or documents relative to the Company, its business and an investment, as said purchaser deemed necessary.

In December 2003, the Company sold 33,334 shares of its common stock to each of John L. Theobald and William R. Linder and 16,667 shares of its common stock to Van L. Shumway Jr. all for cash valued at $1.50 per share.

In January 2004, the Company sold 20,000 shares of its common stock to Peter R. Mania at a price of $1.25 per share.

On March 1, 2004, the Company issued 20,000 shares of common stock to Dr. Darvie Fenison for consulting services rendered.

In March 2004 the Company issued 100,000 shares of common stock to William Blair as compensation for marketing and product management services. In May 2004, the Company issued 5,000 shares of common stock to Carlos Alvarez as compensation for engineering services, and 10,000 shares of common stock to Carey Starzinger software development services. The Company received 50,000 shares of common stock as part of a termination of services.

The spouse of the Chief Executive Officer purchased a convertible note of CDEX, paying interest at 9%, in the amount of $100,000 on March 11, 2004. The note was redeemed at face value for cash in April 2004.

In June 2004, the company issued 65,333 shares of common stock to Peter Dobbs for consulting services rendered.

In July 2004, the Company issued 20,000 shares of common stock to John A Knubel as compensation for Services Agreement as a director, 30,000 shares of common stock each to Warren Peabody and Carl Andognini as compensation for Services Agreement for engineering review services.

From March through August 2004, the Company issued convertible promissory notes in the original principal amount of $1,709,750 to the investors listed below. The notes are convertible into the Company's common stock at a price of $0.75 per share. Each note was issued with warrants to purchase shares of the Company's common stock equal to the number of shares of common stock issuable on conversion of the note. The warrants are exercisable at $0.75 per share. None of the warrants have been exercised. All of the convertible notes have been converted into common stock by the investors as follows:


                                       Number of Shares
Name                                Received upon Conversion
----                                ------------------------
Motta Investment                           133,334
Scott Newby                                 33,334
Peter R Maina                               53,333
Michael Pitts                               48,000
Mari Stassi                                 33,334
Dawn Guimond                                16,000
Jeffrey Blumfield                          333,334
Scott Newby                                233,334
Greg Thompson                               39,000
Ben Lowell                                  10,000
Jeff Lowell                                  6,667
Shanala JAP Investment Services             66,667
Randy Paul                                  66,667
Peter Dobbs                                 40,000
Stan Pienta                                 33,334
Rick Sky                                    33,334
J. Michael McGarry                          33,334
Nicholas Reynolds                           66,667
Adam Dieter                              1,041,918


In October 2004, the Company issued convertible promissory notes in the original principal amount of $496,100 to the investors listed below. The notes were convertible into the Company's common stock at a price of $0.30 per share. The notes have been converted into 1,698,668 shares common stock by the investors as follows:

                                                            Number of Shares
Name                                                    Received upon Conversion
----                                                    ------------------------
Christopher Sintetos                                             50,000
Stan Pienta                                                      66,667
Gary Pleggenkuhle                                                50,000
George and Rose Mary Connley                                    166,667
Donald Bosworth                                                 100,000
Mari Stassi                                                     176,667
Kyban Limited Partnership                                       100,000
Dr. Kim Smith                                                   100,000
Bruce Gourlay and Linda H. Mackey JTTEN                          27,000
Bruce Kison                                                      66,667
Jeffrey K. Brumfield                                            711,667
Frank Wren                                                       83,333
Rick Sky                                                         66,667
Robert Stewart                                                   46,667
Dependable Ranch Lenders LLC                                     83,333
J. Michael McGarry                                               33,333
Shanala JAP Investment Services                                  66,667


In December 2004, the Company issued 220,050 shares of its common stock to the investors listed below for aggregate proceeds of $203,000:



                                        Number of Shares
Name                                       Purchased
------                                     ---------
Bruce Gourlay                                29,500
Joseph Cerni                                 21,300
Michael Parsons                              10,600
Greg Thompson                                47,500
Milton Datsopoulos                          111,150

In December 2004, the Company issued 10,000 shares of common stock to Eric Sredsinski for consulting services rendered.

In each of the foregoing transactions, neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising.

Each of these investors was either an existing investor in the Company or a business or personal associate of management or consultants retained by the Company. The Company did not solicit investors by means of any public announcement, advertisement, telemarketing or other means of general public solicitation. The issuance of securities to these investors is separate and distinct from the general solicitation to be conducted by any prospectus and registration statement primarily because of the following factors:

SEPARATE PLANS OF FINANCING. The private placement and the public offering stem from two distinct plans. The Company is conducting the registration for the public offering on behalf of selling shareholders who hold restricted shares and who would not otherwise be able to sell their shares under Rule 144. The Company's purpose in registering the stock on behalf of its existing shareholders is to place these shareholders on an equal footing with those who hold unrestricted shares of the Company's common stock, if and when a trading market develops for the common stock, and to reward them for their loyalty to the Company. The Company did not contemplate issuing the securities to the aforesaid investors at the time it filed the registration statement for the public offering. It issued and sold these securities to meet certain funding needs that arose subsequent to filing of the registration statement.

DISTINCT GENERAL PURPOSE. As noted above, the purpose of the public offering is organizational and is intended to reward the long-standing holders of the Company's restricted common stock for their loyalty to the Company and to put them on an equal footing with the holders of unrestricted shares of the Company's common stock. Neither the Company nor its affiliates will receive any proceeds from the public offering (although certain family members of an officer of the Company are listed as selling shareholders in this registration statement). The purpose of the private placement was to raise new capital for the Company to be used for development and marketing, primarily of its ValiMed line of products, some of which the Company is now marketing as discussed in the
Item 1 - Description of Business in this report.

CONSIDERATION RECEIVED. In the private placement, the consideration to be received for the convertible notes and warrants of the Company (and the shares issued upon conversion of the notes or exercise of the warrants) is cash. In the public offering, the Company will receive no consideration because it is registering the shares on behalf of selling shareholders who will receive all of the proceeds from the sale.

No commissions or fees were paid in connection with any of these sales.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.


PLAN OF OPERATION

We are a technology development company. Our primary focus is and will continue to be products from technologies that we develop in-house or acquire from other sources. Our current focus is on developing and marketing products using chemical detection and validation technologies. With regard to these technologies, our primary activities over the next twelve months will be developing products with increasing focus on the marketing of those products. At present, we are devoting our resources to the development of products for two potential markets:

(i) identification of substances of concern (e.g., explosives, illegal drugs and chemical/biological weapons); and (ii) validation of substances for anti-counterfeiting, brand protection and quality assurance (e.g., validation of prescription medication; detection of counterfeit or sub-par products for brand protection; and quality assurance inspection of incoming raw materials and outgoing final products). Our initial validation products were ready for distribution in the third quarter of 2004, and our products to identify substances of concern should be ready for distribution in 2005, assuming adequate funding.

We anticipate acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire other technology assets, we anticipate that almost all of our revenues, if any, will come from our chemical detection and validation products.

In the medical area, we plan on continuing our emphasis on our ValiMed(TM) product line, designed to validate authenticity of prescription medications (which is intended for use in ensuring that medication has not been counterfeited or that the medication administered is what was prescribed). We are expanding marketing efforts having introduced our initial products to the field in November 2004, and supporting field test sites and third party research projects. Our first products are focused on the prescription medication anti-counterfeiting market, with the ValiMed(TM) Impaired Clinician Solution being the first completed product CDEX placed in the end-consumer marketplace, followed closely thereafter by introduction of a quality assurance based application - also focused on healthcare - namely the ValiMed(TM) Patient Safety Solution.

In the explosive detection area, the PS(3) (Personnel Security Screening System, designed to detect trace amounts of explosive on surfaces impacted by ultraviolet energy) is scheduled to be our first end-consumer product. We anticipate revenue from our security market (e.g., explosive detection equipment) to be via government development contracts, licensing agreements with existing vendors of security equipment and explosive detection products, followed by unit sales to end-users. We have entered into discussions with certain security solution vendors and have submitted joint proposals with several large companies, but have not yet won proposals with those vendors or reached any definitive licensing-type agreements with them. While potential licensing opportunities are fully explored, we will continue to prosecute development efforts. We anticipate continuing to seek development contracts with the U.S. government for development of future products, including those associated with detection of chemical and biological weapons. We have elected to defer additional work on landmine detection pending receipt of additional resources to address some of the technical issues associated with commercialization, e.g., increasing the footprint and speed of the unit. There are a number of competitors in the explosive detection area that are actively marketing products and solutions.

We anticipate further increases to our existing sales force and budget to augment sales efforts in the healthcare industry as well as focus on sales to the federal government. Our external advertising and marketing expenditures (excluding payroll) for our fiscal year ended October 31, 2004 were $78,218. For our fiscal year ending October 31, 2005 our marketing budget is $165,000 for external marketing expenditures, not including such expenses as travel and personnel. We anticipate entering into marketing and distribution partnerships with companies established in the healthcare market to distribute our anti-counterfeiting and quality assurance products through reseller agreements and technology partnerships where our validation and identification technologies will be integrated with their medication distribution systems.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 2004 COMPARED TO YEAR ENDED OCTOBER 31, 2003

Revenue: Revenue was $4,069 and $191,964 during the year ended October 31, 2004 and October 31, 2003, respectively. The revenue was from a development agreement with the U.S. Department of Defense under which we performed a feasibility study for detection of chemical and biological agents with our existing technologies. The decrease of 187,895 (or 98%) resulted from the completion in 2004 of the development agreement with the U.S. Department of Defense.

Cost of revenue: Cost of revenue was $0 and $126,701 during the year ended October 31, 2004 and October 31, 2003, respectively. The 2003 costs were for staff hours and materials to support the U.S. Department of Defense agreement.

Development costs: Development costs were $1,358,197 during the year ended October 31, 2004, compared with $616,967 during the year ended October 31, 2003. The increase of $741,230 (or 120%) resulted from ongoing research and development, statistical studies of equipment performance and preparation for demonstrations and presentations.

General and administrative expenses: General and administrative expenses were $1,315,757 during the year ended October 31, 2004 compared with $609,611 during the year ended October 31, 2003. This increase of $706,146 (or 116%) resulted from increased sales and marketing activities, as well as professional services.

Non-cash stock compensation: Non-cash stock compensation expense was $2,268,280 during the year ended October 31, 2004, compared with $2,953,544 during the year ended October 31, 2003. This decrease of $685,264 (or 23%) resulted from the full amortization of various stock grants in 2003 and a lower average stock price in 2004 for non-cash stock compensation compared to 2003.

Other income (expense): Other income (expense) was expense of $1,039,819 during the year ended October 31, 2004, compared with income of $143 during the year ended October 31, 2003. This increase in expense resulted primarily from the amortization of the discount on convertible notes payable associated with the warrants and the conversion feature of the debentures.

Net loss was $5,977,984 during the year ended October 31,2004, compared with a net loss of $4,114,716 during the year ended October 31, 2003, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of October 31, 2004, we had working capital of $379,279, including $471,485 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 to $4,000,000 over the next twelve months to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our first products. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. We continue to seek prospective investors who may provide some of this funding. (For a discussion of the development status of each of our products, see "Business - Products.")

In December 2003, we issued 83,335 shares of our common stock to accredited investors at $1.50 per share. In January 2004, we executed Subscription Agreements for additional funding in the aggregate amount of $55,000 from two of our existing investors. CDEX has received $25,000 of this investment; the investor of the $30,000 balance has indefinitely delayed fulfillment of the obligation, and CDEX has returned the Class A Common stock to our treasury.

The spouse of the Chief Executive Officer purchased convertible notes of CDEX, each paying interest at 9%, one in the amount of $15,000 on July 8, 2003, one in the amount of $100,000 on March 11, 2004 and two in the amount of $20,000 on October 1, 2001 and November 14, 2001, respectively. The $20,000 notes were redeemed at face value for cash in August 2002, and the $15,000 note was redeemed at face value for cash in September 2003, while the $100,000 was redeemed at face value for cash in April 2004.

From March through August 2, 2004, we received funding in the amount of $1,709,750 from the sale of convertible promissory notes to some of our existing investors and one new investor. The notes are convertible into CDEX common stock at a price of $0.75 per share, and all of these investors has elected to convert after purchasing the note. Each note was issued with warrants to purchase shares of CDEX common stock equal to the number of shares of common stock issuable on conversion of the note. The warrants are exercisable at $0.75 per share. None of the warrants have been exercised to date.

In October and November 2004, we received funding in the amount of $585,100 from the sale of convertible promissory notes to some of our existing investors and two new investors. The notes are convertible into CDEX common stock, and these investors have elected to convert shortly after purchasing the notes to 1,995,335 shares of Class A common stock.

In December 2004, we issued and sold 220,050 shares of Class A common stock for an aggregate of $203,000 in proceeds.

We have received limited revenues from operations to date and are actively negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. We believe we may potentially begin to generate revenues from such licenses or product sales as early as the third calendar quarter of 2005. However, we cannot be certain whether or when we will receive such revenues. We have received $10,000 in revenues in the first fiscal quarter of 2005 to date.

We used net cash of $2,205,265 and $1,239159 in operating activities during the years ended October 31, 2004 and 2003, respectively, and capitalized $24,524 and $98,850 in property and equipment during the years ended October 31, 2004 and 2003, respectively. We received proceeds in the amount of $2,358,351 and $1,400,500 from the sale of convertible notes and restricted shares of common stock to accredited investors during the years ended October 31, 2004 and 2003, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

CDEX has not participated in any off balance sheet financing or other arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below certain accounting policies which we apply in the preparation of our financial statements. We believe that the policies discussed below are those most critical to our business operations. These policies form the basis of our discussion throughout this section and affect our reported and expected financial results.

CASH AND CASH EQUIVALENTS: We maintain cash balances that may exceed federally insured limits. We do not believe that this results in any significant credit risk. We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

USE OF ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the periods covered by our financial statements. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $84,982, $297,437 and $465,830 for the years ended October 31, 2003 and 2004, and for the period from July 6, 2001 (inception) to October 31, 2004, respectively.

INCOME TAXES: We file our income tax returns on the cash basis of accounting, whereby revenue is recognized when received and expenses are deducted when paid. To the extent that items of income or expense are recognized in different periods for income tax and financial reporting purposes, deferred income taxes are provided to give effect to these temporary differences. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying presently enacted statutory tax rates, which are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that the tax rate is enacted.

As we have never operated at a profit, no tax benefit has been reflected in the statement of operations and a valuation allowance has been established reducing the net carrying value of the deferred tax asset to zero.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of items reflected in current assets and current liabilities approximate their fair value due to the short-term nature of their underlying terms.

RISKS, UNCERTAINTIES AND CONCENTRATIONS: Financial instruments that potentially subject CDEX to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. In addition, at times CDEX's cash balances exceed federally insured amounts. All revenue reported in our financial statements was earned under two contracts, one for development and one for testing. Accounts receivable represents a portion of the revenue outstanding on these contracts. We provide for estimated credit losses at the time of revenue recognition.

STOCK-BASED COMPENSATION: We have provided restricted stock grants to employees and consultants as the principal element of their compensation. We determine compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

We have also utilized employment and consulting agreements which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle noncash compensation. We have awarded some of the common shares in advance of when the service is performed although these shares are subject to forfeiture in the event of non-performance. These amounts are shown as deferred compensation in the accompanying balance sheet. We have also paid performance bonuses in awards of common stock.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to CDEX's business and contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" below.

RISKS RELATED TO OUR BUSINESS

A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT MAY AFFECT CDEX'S ABILITY TO SURVIVE.

We have a history of operating losses and an accumulated deficit. Since our principal activities to date have been limited to organizational activities, research and development, product development and limited marketing and sales, CDEX has produced only limited revenues. In addition, we have only limited assets. As a result, we cannot be certain that CDEX will continue to generate revenues or become profitable in the future. If we are unable to obtain customers and generate sufficient revenues to operate profitably, our business will not succeed.

CDEX HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT EXPRESSES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

We have received a report from our independent auditors for the fiscal year ended October 31, 2004 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

Our limited operating history makes our future operating results unpredictable rendering it difficult to assess the health of our business or its likelihood of success. The inability to assess these factors could result in a total loss of an investor's investment in CDEX.

In the case of an established company in an ongoing market, investors may look to past performance and financial condition to get an indication of the health of the company or its likelihood of success. Our short operating history and the evolving nature of the explosives detection and chemical identification markets in which we focus make it difficult to forecast our revenues and operating results accurately. We expect this unpredictability to continue into the future due to the following factors:

o the timing of sales of our products and services, particularly in light of our minimal sales history;

o difficulty in keeping current with changing technologies;

o unexpected delays in introducing new products, new product features and services;

o increased expenses, whether related to sales and marketing, product development or administration;

o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;

o the mix of product license and services revenue; and

o costs related to possible acquisitions of technologies or businesses.

CDEX could experience operating losses or even a total loss of our business which, as a result of the foregoing factors, would be difficult to anticipate and could thus cause a total loss of capital invested in CDEX.

THE ABSENCE OF A PERMANENT, FULL-TIME CHIEF FINANCIAL OFFICER AND THE TYPES OF FINANCIAL CONTROLS AND PROCEDURES WHICH WILL BE REQUIRED OF PUBLIC COMPANIES LEAVE INVESTORS IN CDEX WITHOUT THESE PROTECTIONS UNTIL THEY ARE REMEDIED.

In April 2004, we retained a qualified part-time chief financial officer on a consultancy basis who may become a full-time employee of CDEX and assume responsibilities as principle accounting and financial officer. However, whether this individual will become a long-term chief financial officer remains uncertain and depends upon a number of factors, including negotiation of salary and benefits and the adaptability of this individual's skill set to our needs. Our former Vice President of Business Operations had assumed the responsibilities of principal accounting and financial officer since our inception but has tendered his resignation effective January 1, 2005, at which time our CEO accepted the responsibility of principle accounting and financial officer. We have also added to our board of directors a qualified financial expert as described in the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the chief executive and financial officers, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls. We are in the process of reviewing our internal controls with a view toward documenting the required controls and procedures and adopting a testing plan. This process is in the initial stages beginning with the review of procurement and inventory functions. We plan on completing the documentation, testing and remediation as required during fiscal year 2005 to be compliant under Section 404 of the Sarbanes-Oxley Act.

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $2,500,000 to $4,000,000 through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members of our management team have advanced funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. All such advances have been repaid. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

CDEX SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION IF WE ISSUE ADDITIONAL EQUITY TO FUND OPERATIONS OR ACQUIRE BUSINESSES OR TECHNOLOGIES.

If working capital or future acquisitions are financed through the issuance of equity securities, CDEX shareholders will experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the currently outstanding CDEX shares of common stock. The conversion of future debt obligations into equity securities could also have a dilutive effect on our shareholders. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may elect to compensate providers of services by issuing stock in lieu of cash.

OUR POTENTIAL INABILITY TO PROTECT THE PROPRIETARY RIGHTS IN CDEX'S TECHNOLOGIES AND INTELLECTUAL PROPERTY MAY HAMPER OUR ABILITY TO MANUFACTURE PRODUCTS WHICH WOULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

Our success and ability to compete will depend in part on the protection of our potential patents and other proprietary information. We currently have four patent applications pending for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

Policing unauthorized use of CDEX's proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against CDEX or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and/or require CDEX to enter into costly royalty or licensing arrangements to prevent further infringement, any of which could increase our operating expenses and thus prevent us from becoming profitable.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets. If this occurs, our competitors may use our processes or techniques to develop competing products and bring them to market ahead of us. This could prevent us from becoming profitable.

We may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, in order to move forward with our business plan. These third party licenses may be unavailable on acceptable terms, when needed or at all. An inability to enter into and maintain any of these licenses could prevent us from developing or marketing products based upon the underlying technology which could prevent us from earning revenues on these products or from becoming profitable.

NO ASSURANCE OF SUCCESSFUL MANUFACTURING MAY AFFECT OUR ABILITY TO SURVIVE.

CDEX itself has no experience in manufacturing commercial quantities of products, and our management has had limited experience in this area. We presently have no plans for developing in-house manufacturing capability beyond aggregating off the shelf components for our initial units into a final assembly. Accordingly, we may depend upon securing a contract manufacturer or other third party to manufacture certain components although, in our early stages, we plan to do the final assembly and testing of the initial units in-house. We cannot be certain that the terms of any such arrangement would be favorable enough to permit our products to compete effectively in the marketplace.

DEPENDENCE ON OUTSOURCED MANUFACTURING MAY AFFECT ABILITY TO BRING PRODUCTS TO MARKET.

At present, we do not plan to manufacture any of our products in-house. We are considering different possibilities for bringing products to market among them, licensing to third parties or outsourcing manufacturing. The risks of association with outsourced manufacturers are related to their operations, finances and suppliers. CDEX would have little control over an outsourced manufacturer and may suffer losses if any outside manufacturer fails to perform its obligations to manufacture and ship the manufactured product. These manufacturers' financial affairs may also affect our ability to obtain product from them in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. Problems with outsourced manufacturers could damage our relationships with our clientele and cost us future revenues. If we are unable to contract with adequate manufacturers, and in the absence of licensing or other means, we may be unable to market our products. This would prevent us from earning revenues.

LACK OF MARKET ACCEPTANCE MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND GENERATE REVENUES WHICH WOULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

We cannot be certain that any products which we successfully develop will ever achieve wide market acceptance. Our products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major technology companies, as well as new products currently under development by such companies and others. In the explosives detection marketplace, for example, many airports and other facilities and agencies have already invested in and implemented systems that are based upon technology that is different from ours. While we believe our technology is superior, we will have to demonstrate its superiority to these potential customers in order to sell our products and generate revenues. We may encounter similar obstacles in other application areas. The degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. We cannot be certain that the marketplace in general will accept and utilize any of our products. If potential customers do not accept and purchase our products, we will be unable to generate revenues and become profitable.

WE INTEND TO MARKET OUR PRODUCTS IN INDUSTRIES WHERE TECHNOLOGY CHANGES RAPIDLY, AND WE WILL INCUR COSTS TO KEEP OUR PRODUCTS CURRENT AND INNOVATIVE. OUR FAILURE TO DO SO COULD RENDER OUR PRODUCTS OBSOLETE, MAKING OUR BUSINESS UNPROFITABLE.

We hope to market our products in industries characterized by rapid change due to the introduction of new and emerging technologies. Critical issues concerning the governmental or commercial use of chemical detection mechanisms, including security, reliability, accuracy, cost, ease of use, accessibility, or potential tax or other government regulation, may affect the relevance and functionality of our products. Future technology or market changes may cause some of our products to become obsolete more quickly than expected. We will need to make research and development expenditures to create new features for our products to enhance their effectiveness and become and remain competitive. If we are unsuccessful in timely assimilating development changes in the various environments, we may be unable to achieve or maintain profitability.

POTENTIAL DEFECTS AND PRODUCT LIABILITY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED LIABILITY AND COSTS AND DIMINISHED OPERATING RESULTS.

Technology-based products frequently contain errors or defects, especially when first introduced or when new versions are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. These defects could result in product liability suits, delays in market acceptance or unexpected redevelopment costs, which could cause any profits we might otherwise have to decline. We anticipate most of our agreements with customers will contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that we will be unable to negotiate such provisions with certain customers or that these provisions, if negotiated, may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could damage our business, operating results and financial condition. Prior to the actual licensing of our technologies for use in distributed products or the entry of our products made by us into the market, we plan to procure product liability insurance. Although we have researched policies for such insurance, we currently have none in place, and we cannot be certain that the amount or extent of coverage will be adequate once we obtain it.

OUR POTENTIAL FUTURE BUSINESS AND/OR TECHNOLOGY ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

CDEX intends to expand its operations through the acquisition of additional technologies (either by purchasing other businesses or acquiring their technological assets) which it perceives to be unexploited and develop products based upon these technologies. We have not yet identified these specific technologies, and some of these technologies may be outside our current field of operations. However, we may be unable to identify any such businesses or technologies. Expansion may involve a number of special risks, including possible adverse effects on our operating results or balance sheet (particularly in the event of impairment of acquired intangible assets), diversion of management attention, inability to retain key personnel, risks associated with unanticipated events, any of which could prevent us from becoming profitable. In addition, if competition for acquisition candidates or technologies were to increase, the cost of acquiring businesses or technologies could increase as well. If we are unable to implement and manage our expansion strategy successfully, our business may suffer or fail.

SUBSTANTIAL COMPETITION MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND THEREBY OUR CHANCES OF BECOMING PROFITABLE.

We may experience substantial competition in our efforts to locate and attract customers for our products. We are aware of two significant competitors in the explosives detection industry which we believe have greater experience, resources and managerial capabilities and may be in a better position than we are to obtain access to and attract customers. A number of larger companies similarly may enter some or all of our target markets and directly compete with us. In the counter-terrorism arena, it is difficult to assess our competition due to the high level of secrecy and lack of available information with respect to defense and homeland security contracts and contractors. We must assume that the demand for the technology in this area has given rise to a corresponding supply of scientists and others who are developing technology similar to, or otherwise competitive with, ours. In the area of brand protection, many companies may seek to develop technology in-house to protect their own brands rather than contract with us for our technology. In the areas of medical and pharmaceutical validation and brand protection, various existing technologies compete with ours and already are in use in the marketplace. These include radio frequency identification tags, tagant agents (chemical agents added to the target substance to serve solely as identifying tags) and bar coding. If our competitors are more successful in marketing their products, we may be unable to achieve or maintain profitability.

LOSS OF ANY OF OUR CURRENT MANAGEMENT OR INABILITY TO RECRUIT AND RETAIN QUALITY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS AND PROSPECTS. OUR DIRECTORS AND OFFICERS EXERT SUBSTANTIAL CONTROL OVER OUR BUSINESS AND operations.

We are dependent on our officers, i.e., Malcolm Philips Jr. and Timothy Shriver, our Chairman of the Board and our Senior Vice President of Technical Operations, respectively, and our key employee. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. This would increase costs and prevent or reduce our profits. To minimize the effects of such loss, we have entered into employment contracts and non-competition agreements with our key officers and employees, including Messrs. Philips and Shriver.

OUR MANAGEMENT LACKS EXPERIENCE IN THIS MARKET.

Although widely experienced in other industries, our current senior management team has little experience leading the development, marketing and sales of technology products in the chemical detection and validation marketplace. This lack of experience could lead to inefficiency and slow the process of marketing our products and prevent us from making sales or becoming profitable.


ITEM 7. FINANCIAL STATEMENTS

The financial statements begin on Page F-1 following Item 14 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Malcolm Philips, our President, Chairman, Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of October 31, 2004. In addition, during the year ended October 31, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors:

         NAME                       AGE    POSITION
         ---------                  ----   --------
         Malcolm H. Philips Jr      59     CEO/President/Chairman of the Board of Directors
         Timothy Shriver            54     Sr. Vice President of Technical Operations, Director
         George Dials               59     Director
         Dr. BD Liaw                67     Director
         John A Knubel              65     Director

The following is a summary of the business experience of each of our executive officers and directors:

Malcolm Philips has been our Chief Executive Officer, President and Chairman since CDEX's inception in July 2001. In the three months prior to his joining CDEX, Mr. Philips was employed by Dynamic Management Resolutions LLC, a Delaware limited liability company providing consulting services where, as a consultant, he served as Chief Operating Officer and President of CDEX, Inc., a Delaware corporation. DMR currently provides no technical or management services to CDEX; CDEX (Delaware) was formed in December 2000 to purchase technology from Loch Harris, Inc. (which technology is now owned by us) and was dissolved in March of 2002 before it began the business for which it was organized and before any shares were issued. Consequently, Mr. Philips never had any ownership interest in CDEX (Delaware). From 1978 to February 2001, Mr. Philips practiced law with the same group of attorneys although with various firms. In September 1990, through a merger of several law firms, he became a partner in Winston & Strawn, one of the largest law firms in the United States, where, until February 2001, he was, among other things, a strategic advisor to senior executives of major corporations. In addition to his J.D. from Georgetown University Law School
(1978), Mr. Philips has a B.S. Degree with a focus in engineering from US Military Academy located at West Point (1967) and a Master of Engineering Degree from Iowa State University (1971).

Timothy Shriver has served as our Senior Vice President of Technical Operations since July 2001. From 1999 until 2001 Mr. Shriver provided outside consulting services to Ontario Hydro-Generation and CAMOCO, a large uranium mining and processing company. Mr. Shriver's consulting focused on overall business practices with particular emphasis on the implementation of quality assurance programs and evaluation of management capabilities and practices. From 1997 to 1999, Mr. Shriver served as Director of Performance Assurance for Ontario Hydro-Generation (OPG), where he developed and managed the implementation of the overall Quality Program at OPG's three CANDU sites and OPG auxiliary sites supporting the Nuclear Program (at that time, the largest in North America). His activities also included responsibility for the development and implementation of an integrated Corrective Action Program, a performance based Audit and Assessment program and the development of a process oriented Quality Assurance Manual including the establishment and maintenance of the required interface with the federal regulator to obtain approval. Between OPG and CDEX, Mr. Shriver consulted for other utilities' quality assurance programs.

Mr. Dials has been a director of CDEX since July 2001. Mr. Dials is currently the Chief Operating Officer of Waste Control Specialists, a chemical waste repository. From July 2002 until May 2003, Mr. Dials was President and CEO of LES, LLC a company seeking a license to build a nuclear fuel enrichment facility. From February 2001 to June 2002, Mr. Dials served as Senior Vice President of Consulting Services for Science and Engineering Associates responsible for its Consulting Services line of business, where he provided executive level direction in corporate mergers and acquisitions in the consulting area. Mr. Dials managed the engineering, and scientific studies of Yucca Mountain as a potential geologic repository for spent nuclear fuel and high-level radioactive waste. Responsibilities include scheduling and cost performance, technical and administrative performance, strategic operations plan development, and resource allocation for a $250 million project. Mr. Dials received a B.S. in Engineering in 1967 from West Point and Masters Degrees in Political Science and Nuclear Engineering from the Massachusetts Institute of Technology. He served in the U.S. Army for 10 years, and was awarded the Silver Star and Bronze Star for Valor.

Dr. Liaw has served as a director of CDEX since October 2001. Since January 2003, he has also served as Managing Director - Energy Services for Dynamic Resolutions LLC, performing consulting services to international utilities in Asia. Dynamic Resolutions is not affiliated with CDEX. Mr. Liaw and Mr. Philips are sole members in Dynamic Resolutions LLC. From July 1995 to October 2002, he served as an Advisor and from September 1996 to March 2001, as an Executive Director, to Taiwan Power Co., an electrical utility. Dr. Liaw served for over 20 years at the U.S. Nuclear Regulatory Commission and its predecessor agency, the Atomic Energy Commission. His work related to the high-level nuclear waste repository and low-level waste projects. In 1986 and 1987, he was invited by

China and Taiwan, respectively, to visit Mainland China and Taiwan to assist in establishing their nuclear safety regulatory programs. In 1985 thru 1990, Dr. Liaw managed the NRC's regulatory oversight of the Tennessee Valley Authority's
(TVA) nuclear program, and was instrumental in bringing TVA's nuclear program back to full regulatory compliance. Dr. Liaw represented the NRC in many meetings, conferences and symposiums in the United States and around the world on a wide range of issues. In 1994, Dr. Liaw accepted an invitation from the government of Taiwan to visit and help resolve some legislators' concerns regarding energy issues facing the country. Subsequently in 1995, Dr. Liaw accepted a request to return to Taiwan as an advisor to the Ministry of Economic Affairs. Dr. Liaw also served in a number of positions over the past six years, including as an advisor to the Industrial Technology Research Institute.

John A. Knubel has a thirty-year record of experience in both Government and Business. He served as the Chief Financial Officer of a Cabinet level Department and has experience in the private sector in banking, insurance, mutual funds, and other financial services. Since April 1997, John has provided management and financial consulting services through his consulting company, Analytical Insights and Solutions. These assignments have covered a variety of clients and types of services in both part time and temporary full time engagements to clients such as Virginia Tech University, The Oracle Corporation, The Kansas Healthcare System, The Air Transportation Stabilization Board as Chief Administrative Officer, National Center for Education and the Economy, as Chief Financial Officer, Nye, Parnell and Emerson Capital Management, Inc. as Chief Operating Officer; and Gilkison Patterson Investment Advisors. Prior to 1997, he served as the U.S. Department of Housing and Urban Development Chief Financial Officer (August 1995-April 1997). Prior to that he served as a senior advisor to the Director of Automated Systems of the Federal Thrift Investment Board, and to the Chief Financial Officer of the Nuclear Regulatory Commission. A Rhodes Scholar, John holds a Master of Arts in Politics, Philosophy and Economics (First Class Honors Degree, College Prize for Academic Excellence) from Oxford University, Oxford, England (1966), and a Bachelor of Science in Mathematics, With Distinction, Class of 1897 Award for Leadership, US Naval Academy (1962).

SIGNIFICANT EMPLOYEE

In addition to our executive officers and directors, Dr. Wade Poteet is a significant employee of CDEX. The following sets forth certain information regarding Dr. Poteet's background and experience:

Dr. Poteet received his Ph. D. in 1970 in Experimental Solid State Physics from Virginia Polytechnic Institute (VPI) (Thesis topic: Nuclear Quadrupole Resonance in Superconductors). His M.S. in Physics is also from VPI, in 1968 (Thesis topic: Nuclear Magnetic Resonance in Superconductors). He has focused his research in the area of advanced instrumentation in optics, electro-optics and detection technology.

For the past 30 years, Dr. Poteet has held Senior Management positions in small entrepreneurial engineering firms. He has served as our Principal Scientist since July 2001. From July 2001 until January 2003, Dr. Poteet was a member, and served as Principal Scientist, of Dynamic Management Resolutions LLC, providing scientific, management and engineering services. Dynamic Management Resolutions was a consulting company that provided technical and management services on a contract basis to CDEX and CDEX Delaware. From May 1999 to July 2001, Dr. Poteet served as President/Principal Scientist for CP Systems, Inc., a private company that, at that time, built large observatory-class telescopes and. marketed and distributed recreational global positioning units. At CP Systems, Dr. Poteet directed contract research in remote sensing in the x-ray and ultraviolet regions, including landmine, anti-terrorist and drug detection programs, and provided research and development for nanometrology technologies. Nanometrology measures displacements at the nanometer level via a small laser diode, optics and electronics. Applications include the semiconductor industry for measuring wafers during manufacturing, and very small mirror displacements required for astronomy. Dr. Poteet's role as Vice President for CP Systems was making corporate decisions regarding new business opportunities to pursue, proposal and contract priorities, contract negotiation (both business and science aspects), and program management for contract fulfillment, including schedule reporting budget tracking. During the time Dr. Poteet was with CP Systems, it occasionally provided materials to CDEX for a fee. There is currently no affiliation or ongoing relationship between CP Systems and CDEX.

From 1971 to May 1999, Dr. Poteet served as Vice President/Principal Scientist for System Specialists, Inc., where he directed all research and development, including NASA airborne projects and advanced instruments for commercial and government programs. These programs include SDIO (Brilliant Eyes, "IRX"), Air Force Focal Plane Array programs, and programs involving commercial infrared cameras. Dr. Poteet designed and constructed a color Schlieren proof-of-principle experiment for use in microgravity fluid flow research. The system was successfully flown aboard the NASA KC-135 low gravity simulation aircraft and is now in Phase 2 instrument development. Dr. Poteet designed, developed, and constructed ultralow-noise preamplifiers with cooled electronics for a family of infrared detectors and focal plane arrays. He also provided design services to commercial firms for re-imaging optics in the visible and infrared regions, including cryogenic design and analysis and complete system evaluation. From May 1999 to July 2001, Dr. Poteet's served as Vice President for CP Systems, where tasks included corporate decision making on new business opportunities to pursue, proposal and contract priorities, contract negotiation (both business and science aspects), and program management for contract fulfillment, including schedule reporting budget tracking.

Dr. Poteet's role as Vice President for CP System Specialists included corporate decision making on new business opportunities, proposal and contract priorities, contract negotiation (both business and science aspects), and program management for contract fulfillment, including schedule reporting budget tracking.

Dr. Poteet, together with Malcolm Philips and Tim Shriver, are full time resources to CDEX. Dr. Poteet's role is one of research and to associate the results of that research into potential applications and products; Mr. Philips oversees all of our operations; Mr. Shriver is responsible for all development of technologies and products.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The officers, directors and 10% stockholders of CDEX were not yet subject to the reporting requirements of Section 16(a) during the fiscal year ended October 31, 2004 and therefore did not file any such reports.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics as of January 26, 2005, which is attached to this report as Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our executive officers:


==============================================================================================================================
                                                                                             LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                                AWARDS          PAYOUTS
------------------------------------------------------------------------------------------------------------------------------
                                                                                             RESTRICTED
NAME AND PRINCIPAL                        CASH                         OTHER ANNUAL          STOCK             ALL OTHER
POSITION                          YEAR    SALARY(1)      BONUS         COMPENSATION          AWARDS           COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
Malcolm Philips,                 2004     $96,000            --        $204,000 (2)              --                 --
CEO, Chairman of the             2003     $96,000            --        $206,046 (2)              --                 --
Board of Directors(1) Class B    2002     $67,500        100,000       $259,500 (2)              --                 --
                                                         Class B
------------------------------------------------------------------------------------------------------------------------------
Timothy D. Shriver,              2004     $96,000            --        $156,000 (3)              --                 --
Sr. VP Technical                 2003     $96,000            --        $155,789 (3)              --                 --
Operations                       2002     $75,000        60,000        $167,497 (3)              --                 --
                                                         Class A;
                                                         40,000
                                                         Class B
------------------------------------------------------------------------------------------------------------------------------
Michael Mergenthaler             2004     $96,000            --        $129,000 (4)              --                 --
Former VP Business Operations    2003     $96,000            --        $128,161 (4)              --                 --
                                 2002     $75,000        50,000        $138,480 (4)              --                 --
                                                         Class A;
                                                         25,000
                                                         Class B (4)
------------------------------------------------------------------------------------------------------------------------------



(1) Prior to January 1, 2002, Messrs. Philips, Shriver and Mergenthaler worked for CDEX on a consulting basis through Dynamic Management Resolutions LLC pursuant to consulting agreements which were on substantially similar terms to those of their current employment agreements. Pursuant to the terms of their Executive Services Agreements and based upon CDEX's financial condition, Messrs. Philips, Shriver and Mergenthaler have each foregone all or a portion of his stated salary, and has been paid instead in the form of cash and shares of common stock. All share amounts are subject to a vesting schedule with a risk of forfeiture in the event the employee does not remain with CDEX for the required amount of time. Effective January 1, 2005, Mr. Mergenthaler has resigned as Vice President of Business Operations and will no longer be with the company.

(2) Mr. Philips' unpaid cash compensation from inception until October 31, 2004 totaled $769,546, for which he received a total of 1,351,856 shares of Class A Common Stock.

(3) Mr. Shriver's unpaid cash compensation from inception until October 31, 2004 totaled $562,618, for which he received a total of 983,413 shares of Class A Common Stock.

(4) Mr. Mergenthaler's unpaid cash compensation from inception until October 31, 2004 totaled $448,101, for which he received a total of 774,322 shares of Class A Common Stock. Upon the effectiveness of his resignation on January 1, 2005, we expect that CDEX will exchange the Class B Common Stock held by Mr. Mergenthaler for an equal number of shares of Class A Common Stock.

REMUNERATION OF KEY EMPLOYEES WHO ARE HIGHLY COMPENSATED

In addition to our executive officers and directors, we have one employee whose contribution is uniquely important to our business and is highly compensated. Dr. Wade Poteet is compensated in the following amounts:

==============================================================================================================================
                                                                                            LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                               AWARDS          PAYOUTS
------------------------------------------------------------------------------------------------------------------------------
                                                                                            RESTRICTED
NAME AND PRINCIPAL                                                     OTHER ANNUAL         STOCK           ALL OTHER
POSITION                          YEAR      SALARY(1)      BONUS       COMPENSATION         AWARDS          COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
Dr. Wade Poteet                   2004     $96,000          --           $114,000(2)            --              --
                                  2003     $96,000          --           $123,705(2)            --              --
                                  2002     $75,000       40,000          $170,540(2)            --              --
                                                         Class A
                                                         20,000                              140,000            --
------------------------------------------------------------------------------------------------------------------------------

(1) Pursuant to the terms of his Employment Agreement and based upon CDEX's financial condition Dr. Poteet has foregone all or a portion of his stated salary, and instead is compensated in the form of cash and in shares of common stock. All share amounts are subject to a vesting schedule with a risk of forfeiture in the event the employee does not remain with CDEX for the required amount of time.

(2) Dr. Poteet's unpaid cash compensation from inception until October 31, 2004 totaled $489,615, for which he received a total of 839,865 shares of Class A Common stock.

STOCK INCENTIVE PLANS

2002 STOCK INCENTIVE PLAN

On May 27, 2002, our board of directors adopted the 2002 Stock Incentive Plan, under which stock options and restricted stock may be granted to such of our officers, directors, employees or other persons providing services to CDEX as our board of directors, or a committee designated by them for this purpose, selects. The plan was approved by our stockholders on July 1, 2002.

Stock options granted under the plan may be nonqualified stock options or incentive stock options, as provided in the plan. Incentive stock options are to be issued in accordance with Section 422 of the Internal Revenue Code of 1986, as amended. As such, they may only be issued to employees of CDEX or any subsidiary of CDEX, and must have an exercise price of no less than 110% of fair market value of the common stock on the date of the grant. The aggregate fair market value of the underlying shares cannot exceed $100,000 during any calendar year. Also, incentive stock options must expire no later than five years from the date of grant. Non-incentive options are not subject to the restrictions contained in Section 422, except that pursuant to the plan, such options cannot be exercisable at less than 85% of fair market value and must expire no later than ten years from the date of grant. The options are non-transferable and may not be assigned except that non-incentive options may, in certain cases be assigned to family members of the grantee. Upon termination of the employment (other than for cause) of a grantee of options under this plan, the grantee shall have 60 days following such termination, or one year if such termination results from the grantee's death or disability (as defined in the plan), to exercise the vested portion of any option.

Holders of options under the plan have no voting or other rights of shareholders except and to the extent that they exercise their options and are issued the underlying shares. Options under the plan may be exercised by the issuance of a promissory note from the grantee, or on a cashless basis by the grantee surrendering a portion of the shares issuable thereunder, as payment of the exercise price in lieu of cash.

Restricted stock granted under this plan may be issued subject to any restrictions set by our board of directors in its discretion except that the vesting restrictions for restricted stock granted to individuals who are not officers, directors or consultants of CDEX shall lapse no less rapidly than the rate of 20% per year for each of the first five years from the grant date. Generally, unless otherwise provided by the board of directors with respect to a particular grant of restricted stock, holders of restricted stock have the right to vote and receive dividends on their shares, including shares not yet vested. Also, unless otherwise so provided, any unvested shares are deemed forfeited by the grantee upon termination of such grantee's service with CDEX.

During the year ended October 31, 2003, we issued 2,920,649 shares of restricted common stock under this plan, to certain of our officers, directors and employees, which is subject to forfeiture in accordance with the vesting schedules set forth in the granting agreements. No options are currently outstanding under this plan. Shares issued pursuant to the plan, whether underlying options or as restricted stock, generally may not be sold or transferred without the grantee first offering CDEX a right of first refusal to purchase the shares sought to be sold.

2003 STOCK INCENTIVE PLAN

On July 1, 2003, our shareholders adopted the 2003 Stock Incentive Plan, which has substantially the same terms as the 2002 Stock Incentive Plan. We have reserved 7,000,000 shares in the aggregate for issuance under both the 2002 and 2003 plans, with an additional 3,000,000 available for the Board of Directors to allocate to the Incentive Plan at their discretion as approved by the Shareholders at our June 2004 Annual Meeting.

We have issued restricted stock under this plan to certain of our officers, directors and employees which is subject to forfeiture in accordance with the vesting schedules set forth in the granting agreements. During the year ended October 31, 2003, we issued 2,666,752 shares of restricted common stock under this plan. No options are currently outstanding under this plan.

EMPLOYMENT AGREEMENTS

Effective January 1, 2002, we entered into employment agreements with each of our executive officers. The agreements with Malcolm Philips and Timothy Shriver each continue for an indefinite period unless terminated by CDEX for "cause," or by the employee for "good reason" (as such terms are defined in the agreements), or upon two weeks prior written notice by either party to the other. The agreements provide for salaries based on annual amounts of $300,000 for Mr. Philips and $250,000 for Mr. Shriver, which are subject to review on an annual basis. The salary shall be payable in equal monthly installments, unless otherwise required by applicable state law and, based on CDEX's economic posture, may be paid in cash and/or stock, at CDEX's option. Each agreement provides for a minimum monthly cash payment to the employee of $7,500 for Mr. Shriver and $3,000 for Mr. Philips. CDEX has availed itself of this option for the past three fiscal years as reflected under "Compensation of Executive Officers." Each of these agreements provides for the forfeiture of restricted stock granted to the employee in the event of the employee's termination before the stock is fully vested. Under the agreements, each employee is entitled to a severance package in the event of termination by CDEX other than for "cause" or by the employee for "good reason." In each case, "good reason" includes a change in management of CDEX.

All of these employment agreements were amended on January 1, 2003 to

(a) increase the intended minimum monthly cash payment to the employee to $8,000,

(b) permit CDEX to pay the entire salary in common stock if paying cash is not in the best interest of the Company and

(c) adjust the severance provisions to reflect that (i) if termination occurred before January 1, 2004, payment of an amount equal to three years of the then current annual salary and CDEX common stock equal to three times the amount of initial stock grant provided to the employee when he started his employment;
(ii) if termination occurs after January 1, 2004 but before January 1, 2005, payment of an amount equal to two years of the then current annual salary and CDEX common stock equal to two times the amount of initial stock granted to the employee; or (iii) if termination occurs on or after January 1, 2005 but before January 1, 2006, payment of an amount equal to the then current annual salary and CDEX common stock equal to the amount of initial stock granted employee.

Effective January 1, 2003, we entered into an Employment Agreement with Dr. Wade Poteet. Except for Dr. Poteet's compensation, this agreement provides for substantially the same general terms and conditions as the employment agreements set forth above with an annual base salary of $210,000. The agreement is generally consistent with the agreements of all employees, providing a compensation package of cash and stock, along with an initial stock grant with forfeiture provisions should the employee resign from CDEX prior to a certain date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the stock ownership of: (i) each person known by us, as of the date of this report, to be the beneficial owner of five percent (5%) or more of our common stock, (ii) each executive officer and director, individually, and (iii) our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown, unless otherwise indicated.

--------------------------------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF                                                                      AMOUNT OF BENEFICIAL         PERCENT
BENEFICIAL OWNER  (1)                  POSITION                        TITLE OF CLASS          OWNERSHIP             OF CLASS
--------------------------------------------------------------------------------------------------------------------------------
Malcolm H. Philips                 Director; Executive Officer         Class A Common        2,113,761(2)(4)           7.12%
                                                                       Class B Common          100,000(5)              46.0%
--------------------------------------------------------------------------------------------------------------------------------
George Dials                       Director                            Class A Common           95,000(3)(4)           0.32%
                                                                       Class B Common
--------------------------------------------------------------------------------------------------------------------------------
Dr. BD Liaw                        Director                            Class A Common           90,000(3)(4)           0.30%
                                                                       Class B Common
--------------------------------------------------------------------------------------------------------------------------------
John A Knubel                      Director                            Class A Common           20,000(3)(4)           0.07%
                                                                       Class B Common
--------------------------------------------------------------------------------------------------------------------------------
Timothy Shriver                    Director; Executive Officer         Class A Common        1,277,658(4)              4.30%
                                                                       Class B Common           40,000(5)              18.18%
--------------------------------------------------------------------------------------------------------------------------------
Michael Mergenthaler               Former Executive Officer(4)         Class A Common          990,305(4)              3.34%
                                                                       Class B Common           25,000(5)              11.36%
--------------------------------------------------------------------------------------------------------------------------------
Dr. Wade Poteet                    Significant Employee                Class A Common        1,034,396(4)              3.48%
                                                                       Class B Common           20,000(5)              9.09%
--------------------------------------------------------------------------------------------------------------------------------
Shares of all named executives,                                        Class A Common        5,621,120(3)             18.93%
significant employees and
directors as a group (7 persons)                                       Class B Common          195,000(5)(6)          88.64%
--------------------------------------------------------------------------------------------------------------------------------

(1) The address for each of the listed persons is c/o CDEX Inc., 1700 Rockville Pike, Suite 400, Rockville, Maryland 20852.

(2) FGW, LLC, as designee of Mr. Malcolm Philips Jr., was provided 690,000 shares under the terms of Mr. Philip's Executive Services Agreement with CDEX pursuant to which, among other things, Mr. Philips serves as our President, Chairman of the Board and CEO. FGW, LLC is a Delaware limited liability company of which Mr. Philips is the sole member.

(3) Each of Mr. George Dials and Dr. BD Liaw, as a director, was provided shares of common stock under the terms of such director's Services Agreement with CDEX as well as a stock bonus in 2002. Mr. Knubel, as a director, was provided 20,000 shares of common stock under terms of director's Services Agreement with CDEX dated July 1, 2004.

(4) The stock initially granted to each of the above-named directors, executive officers and key employee are subject to a vesting schedule and become fully vested on the following dates: Mr. Philips, Mr. Shriver, Mr. Mergenthaler and Mr. Poteet --July 24, 2004; Mr. Dials--August 2, 2005; Dr. Liaw--September 30, 2005; Mr. Knubel--July 1, 2006. Upon termination of employment/provision of service, CDEX has the option to purchase any vested shares of the employee/service provider at fair market value. CDEX has the option to require that any unvested shares at termination be forfeited. The forfeiture provisions may be terminated upon the first to occur of (i) written notice by CDEX removing all vesting restrictions; (ii) lapse of six months after the restricted stock becomes fully tradable on an open market pursuant to an effective registration statement filed with the SEC; or (iii) a "change of control" of CDEX (as such term is defined in the relevant agreements). By virtue of their share ownership, these individuals, acting as a group, currently control the election of our board of directors and other affairs of CDEX. Effective January 1, 2005, Mr. Mergenthaler has resigned his position as our Vice President of Business Operations and will no longer be with the company. We expect that CDEX will redeem all Class B shares held by Mr. Mergenthaler upon effectiveness of his resignation.

(5) Until December 11, 2006, holders of shares of Class B Common Stock are entitled to elect a majority of the members of CDEX's board of directors, while the holders of the Class A Common Stock have the right to elect the remainder of the directors. Thereafter, holders of Class A and Class B shares will be entitled to one vote per share on any matter submitted to holders of common stock.

(6) Effective January 1, 2005, Mr. Mergenthaler resigned his position as our Vice President of Business Operations and is no longer with the company. We expect that CDEX will exchange all Class B shares held by Mr. Mergenthaler for an equal number of Class A shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company previously leased space and purchased consulting and other supplies and services from Dynamic Management Resolutions, LLC (DMR). The owners of DMR are the executive officers and key employees and consultants of the Company. Total expenses of the Company related to services provided by DMR were $106,846, $5,760 and $978,820 for the years ended October 31, 2003 and 2004, and from the period July 6, 2001 (inception) to October 31, 2004, respectively.

The spouse of the Chief Executive Officer purchased one $15,000 convertible note in 2003 and one $100,000 convertible note in 2004 paying interest at 9%. Total interest expense paid to this related party was $249, $666 and $4,130 for the years ended October 31, 2003 and 2004 and the period July 6, 2001 (inception) to October 31, 2004, respectively. The $15,000 note was redeemed at par value for cash in September 2003, and the $100,000 note was redeemed at par value for cash in April 2004.

                                     PART IV

ITEM 13.  EXHIBITS

3.1 Amended and Restates Articles of Incorporation of the Company filed January 2, 2004, together with Certificate of Designation of Rights, Preferences and Privileges(1)

3.2      By-Laws of the Company adopted July 6, 2001(1)

4.1      Specimen certificate for shares of Company common stock (3)

4.2      2002 Stock Incentive Plan(1)

4.3      2003 Stock Incentive Plan(1)

4.4      Form of Securities Purchase Agreement(3)

10.1 Business Identity Program Agreement by and between the Company and Source Office Suites, dated as of October 17, 2001(3)

10.2 Lease Agreement by and between the Company and Butterfield Center Limited Partnership (assigned from Dynamic Management Resources), as amended on March 4, 2004(2)

10.3 Assigned Consultant Services Agreement for Dr. Wade Poteet Restated as Employment Agreement dated January 1, 2003 and amendments(2)

10.4 Assigned Consultant Services Agreement for Malcolm Philips Restated as Employment Agreement dated January 1, 2002 and amendments(2)

10.5 Assigned Consultant Services Agreement for Timothy Shriver Restated as Employment Agreement dated January 1, 2002 and amendments(2)

10.6     G. Dials Services Agreement dated August 3, 2001(3)

10.7     Dr. BD Liaw Services Agreement dated October 1, 2001(3)

10.8 Assigned Consultant Services Agreement for Michael Mergenthaler Restated as Employment Agreement dated January 1, 2002(2)

10.9     Agreement by and between the Company and the Department of the Navy(2)

10.10 Form of Non-Disclosure Agreement between the Company and each significant employee(3)

10.11    Form of Employment Agreement(3)

14       Code of Ethics

31       Rule 13a-14(a)/15d-14(a) Certification of Malcolm H. Philips

32       Section 1350 Certification of Malcolm H. Philips


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on May 5, 2004.

(3) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 21, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Aronson and Company, our independent auditors, for audit and professional services rendered for the fiscal years ended October 31, 2004 and 2003:

                Description                     FY2004       FY2003
                -----------                     ------       ------
                Audit fees                   $  87,200     $ 71,915
                Other services                  50,600       15,360
                ----------------------------------------------------
                Total                        $ 137,800     $ 87,275
                ----------------------------------------------------

                                    CDEX Inc.
                      Index to Audited Financial Statements
                      Years Ended October 31, 2004 and 2003


--------------------------------------------------------------------------------


                                                                           Page

Report of Independent Registered Public Accounting Firm.......................F2

Audited Financial Statements

   Balance Sheet..............................................................F3

   Statements of Operations...................................................F4

   Statements of Stockholders' Equity (Deficit).........................F5 - F12

   Statements of Cash Flows............................................F13 - F14

   Notes to Financial Statements.......................................F15 - F24

Report of Independent Registered Public Accounting Firm


Board of Directors
CDEX Inc.
Rockville, Maryland


We have audited the accompanying Balance Sheet of CDEX Inc. (a Development Stage Company) as of October 31, 2004, and the related Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the period July 6, 2001 (inception) to October 31, 2004 and the years ended October 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2004, and the results of its operations and its cash flows for the period from July 6, 2001 (inception) to October 31, 2004 and the years ended October 31, 2003 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company incurred a net loss in excess of $14,500,000 during the period July 6, 2001 (inception) through October 31, 2004, has insufficient working capital to sustain its operations over the next year and has no committed borrowing arrangements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARONSON & COMPANY
Rockville, Maryland
December 10, 2004

                                    CDEX Inc.
                          (A Development Stage Company)

                      Balance Sheet as of October 31, 2004

Assets
          Current assets
                 Cash and cash equivalents                                                      $    471,485
                 Inventory                                                                           146,149
                 Prepaid expenses                                                                      3,994
                                                                                                ------------
          Total current assets                                                                       621,628

          Property and equipment
                 Laboratory and computer equipment                                                   601,168
                 Furniture and fixtures                                                                1,666
                 Building improvements                                                                 1,265
                                                                                                ------------
          Total property and equipment                                                               604,099
                 Less: Accumulated depreciation                                                     (554,615)
                                                                                                ------------
          Net property and equipment                                                                  49,484

          Other assets                                                                                 1,399
                                                                                                ------------

Total Assets                                                                                    $    672,511
                                                                                                ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                                          $    234,280
                 Deferred rent                                                                         8,068
                                                                                                ------------
          Total Current Liabilties                                                                   242,348

          Total Liabilities                                                                          242,348

Commitments and Contingencies

Stockholders' Equity
          Preferred Stock - $.005 par value per share, 6,000,000
                 shares authorized and none outstanding                                                   --
          Class A common stock - $.005 par value per share, 33,500,000
                 shares authorized and  29,092,618 outstanding                                       145,468
          Class B common stock - $.005 par value per share, 500,000
                 shares authorized and 220,000 outstanding                                             1,100
          Additional paid in capital                                                              14,997,386
          Deferred stock compensation                                                               (161,257)
          Deficit accumulated during development stage                                           (14,552,534)
                                                                                                ------------
Total Stockholders' Equity                                                                           430,163
                                                                                                ------------

Total Liabilities and Stockholders' Equity                                                      $    672,511
                                                                                                ============


The accompanying Notes to Financial Statements are an integral part of these financial statements


                                    CDEX Inc.
                          (A Development Stage Company)


                            Statements of Operations


                                                                                                                     July 6, 2001
                                                                                Year Ended October 31              (inception) to
                                                                              2003                  2004           October 31, 2004
                                                                         ------------          -------------       ----------------
Revenue                                                                  $    191,964           $      4,069           $    271,985

Cost of Revenue                                                               126,701                     --                178,831
                                                                         ------------           ------------           ------------

Gross Profit                                                                   65,263                  4,069                 93,154

Operating Expenses
       Development costs                                                      616,967              1,358,197              2,461,560
       General and administrative expenses                                    609,611              1,315,757              2,413,416
       Non-cash stock compensation                                          2,953,544              2,268,280              8,729,622
                                                                         ------------           ------------           ------------
Total Operating Expenses                                                    4,180,122              4,942,234             13,604,598

Loss From Operations                                                       (4,114,859)            (4,938,165)           (13,511,444)

Other Income (Expense)
       Interest income                                                            418                  1,714                  3,936
       Related party interest expense                                            (249)                  (666)                (4,130)
       Interest expense                                                           (26)            (1,040,867)            (1,040,896)
                                                                         ------------           ------------           ------------
Total Other Income (Expense)                                                      143             (1,039,819)            (1,041,090)

                                                                         ------------           ------------           ------------
Net Loss                                                                 $ (4,114,716)          $ (5,977,984)          $(14,552,534)
                                                                         ============           ============           ============

Basic and diluted net loss
       per common share:                                                 $      (0.21)          $      (0.24)          $      (0.75)

Basic and diluted weighted average
       common shares oustanding                                            19,730,922             24,541,702             19,354,158


The accompanying Notes to Financial Statements are an integral part of these financial statements


                                    CDEX Inc.
                          (A Development Stage Company)

             Statement of Changes in Stockholders' Equity (Deficit)


                                                                         Shares           Shares
                                                                        of Class         of Class     Dollar      Class A    Class B
                                                                        A Common         B Common     Amount      Common     Common
                                                               Date      Stock            Stock      per Share    Stock      Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 6, 2001 (inception)                                                -             -   $         - $      -  $        -

Common stock issued to Loch Harris, Inc. as a deposit
related to the transfer of assets into the Company           07/23/01    2,600,000             -          0.03   13,000           -
Common stock issued pursuant to consulting agreement         07/24/01    1,440,000             -          2.50    7,200           -
Common stock issued pursuant to consulting agreement         08/03/01      371,000             -          2.50    1,855           -
Common stock issued to Loch Harris, Inc. related
to the transfer of assets into the Company                   08/04/01    1,265,000             -          0.03   56,325           -
Common stock issued pursuant to consulting agreement         09/19/01       60,000             -          2.50      300           -
Common stock issued pursuant to consulting agreement         10/01/01       35,000             -          2.50      175           -
Common stock issued pursuant to consulting agreement         10/15/01        2,000             -          2.50       10           -
Amortization of deferred compensation expense                                    -             -             -        -           -
Net loss                                                                         -             -             -        -           -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2001                                               15,773,000             -   $    78,865 $      -
-----------------------------------------------------------------------------------------------------------------------------------

Conversion of note payable into common stock                 11/21/01       50,000             -   $      2.50 $    250  $        -
Conversion of note payable into common stock                 12/19/01       58,000             -          2.00      290           -
Conversion of note payable into common stock                 02/25/02       26,667             -          1.50      133           -
Stock received due to adjustment to transfer agreement       03/01/02     (200,000)            -          0.29   (1,000)          -
Sale of common stock for cash                                03/12/02       10,000             -          2.50       50           -
Sale of common stock for cash                                04/12/02       25,000             -          2.00      125           -
Sale of common stock for cash                                05/23/02       65,000             -          2.00      325           -
Sale of common stock for cash                                05/23/02       50,000             -          2.00      250           -
Sale of common stock for cash                                06/18/02       50,000             -          2.00      250           -
Sale of common stock for cash                                06/28/02       50,000             -          2.00      250           -
Sale of common stock for cash                                07/15/02       30,000             -          2.50      150           -
Sale of common stock for cash                                08/23/02       30,770             -          3.25      154           -
Sale of common stock for cash                                10/02/02       50,000             -          2.00      250           -
Remeasurement of compensation expense                                            -             -             -        -           -
Amortization of deferred compensation expense                                    -             -             -        -           -
Net loss                                                                         -             -             -        -           -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2002                                               16,068,437             -               $ 80,342  $        -
-----------------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                                11/26/02      100,000             -   $      0.50 $    500  $        -
Sale of common stock for cash                                12/05/02      150,000             -          0.50      750           -
Sale of common stock for cash                                12/09/02       50,000             -          0.50      250           -
Sale of common stock for cash                                12/10/02       50,000             -          0.50      250           -
Common stock issued for settlement of accrued compensation   12/11/02       58,155             -          0.75      291           -
Common stock issued for settlement of accrued compensation   12/11/02    1,718,228             -          0.75    8,591           -
Common stock issued pursuant to consulting agreements        12/30/02        5,000             -          0.81       25           -
Common stock awarded to employees and consultants            12/30/02      155,000             -          0.82      775           -
Common stock awarded to employees and consultants            12/30/02      160,000             -          0.82      800           -
Common stock awarded to employees and consultants            12/30/02            -       220,000          0.81        -       1,100
Sale of common stock for cash                                01/07/03       80,000             -          0.50      400           -
Sale of common stock for cash                                01/15/03      150,000             -          0.50      750           -
Common stock awarded to employees and consultants            01/20/03       20,000             -          0.82      100           -
Common stock forfeited by employee                           02/17/03      (30,000)            -         (2.62)    (150)          -
Sale of common stock for cash                                03/20/03      200,000             -          1.00    1,000           -
Common stock issued for settlement of accrued compensation   03/31/03      534,266             -          0.75    2,672           -
Sale of common stock for cash                                04/21/03       35,000             -          1.00      175           -
Sale of common stock for cash                                04/21/03       50,000             -          1.00      250           -
Sale of common stock for cash                                04/30/03       50,000             -          1.00      250           -
Common stock awarded to employees and consultants            05/01/03       40,000             -          0.82      200           -
Common stock awarded to employees and consultants            05/26/03       25,000             -          0.82      125           -
Common stock issued pursuant to consulting agreements        06/15/03        5,000             -          0.81       25           -
Sale of common stock for cash                                06/19/03       27,000             -          1.00      135           -
Common stock issued pursuant to consulting agreements        06/20/03        5,000             -          0.81       25           -



The accompanying Notes to Financial Statements are an integral part of these financial statements


                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)

                                                                         Shares           Shares
                                                                        of Class         of Class     Dollar      Class A    Class B
                                                                        A Common         B Common     Amount      Common     Common
                                                               Date      Stock            Stock      per Share    Stock      Stock
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant to consulting agreements        06/20/03        5,000             -   $      0.81 $  25.00  $        -
Common stock issued for settlement of accrued compensation   07/01/03      492,693             -          0.81    2,463           -
Sale of common stock for cash                                07/15/03       15,000             -          1.00       75           -
Sale of common stock for cash                                07/17/03       25,000             -          1.00      125           -
Sale of common stock for cash                                07/24/03       25,000             -          1.00      125           -
Sale of common stock for cash                                07/28/03       25,000             -          1.00      125           -
Sale of common stock for cash                                07/31/03      400,000             -          0.85    2,000           -
Sale of common stock for cash                                08/06/03       10,000             -          1.00       50           -
Sale of common stock for cash                                08/06/03       25,000             -          1.00      125           -
Sale of common stock for cash                                08/06/03       45,000             -          1.00      225           -
Sale of common stock for cash                                08/08/03       10,000             -          1.00       50           -
Sale of common stock for cash                                08/19/03       25,000             -          1.00      125           -
Sale of common stock for cash                                08/25/03       25,000             -          1.00      125           -
Sale of common stock for cash                                09/02/03        5,000             -          1.00       25           -
Sale of common stock for cash                                09/02/03        5,000             -          1.00       25           -
Sale of common stock for cash                                09/02/03       40,000             -          1.00      200           -
Sale of common stock for cash                                09/02/03        5,000             -          1.00       25           -
Sale of common stock for cash                                09/02/03       25,000             -          1.00      125           -
Sale of common stock for cash                                09/02/03        5,000             -          1.00       25           -
Sale of common stock for cash                                09/15/03        5,000             -          1.00       25           -
Sale of common stock for cash                                09/15/03        1,000             -          1.00        5           -
Common stock issued for settlement of accrued compensation   09/20/03    1,936,783             -          0.81    9,684           -
Common stock issued pursuant to consulting agreements        10/01/03       35,000             -          1.00      175           -
Common stock issued pursuant to consulting agreements        10/01/03       40,000             -          0.81      200           -
Common stock issued pursuant to consulting agreements        10/01/03       45,000             -          0.81      225           -
Sale of common stock for cash                                10/09/03       25,000             -          1.00      125           -
Common stock issued pursuant to consulting agreements        10/25/03       25,000             -          0.81      125           -
Sale of common stock for cash                                10/27/03       15,000             -          1.50       75           -
Sale of common stock for cash                                10/29/03        6,667             -          1.50       33           -
Sale of common stock for cash                                10/30/03        5,000             -          1.00       25           -
Common stock issued pursuant to consulting agreements        10/31/03       10,000             -          0.81       50           -
Sale of common stock for cash                                10/31/03       25,000             -          1.00      125           -
Common stock issued for settlement of accrued compensation   10/31/03       82,276             -          0.81      412           -
Remeasurement of compensation expense                                            -             -             -        -           -
Amortization of deferred compensation expense                                    -             -             -        -           -
Net loss                                                                         -             -             -        -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2003                                               23,175,505       220,000               $115,878  $    1,100
------------------------------------------------------------------------------------------------------------------------------------

Payment for common stock subscribed
Sale of common stock for cash                                12/08/03       33,334             -   $      1.50 $ 166.67           -
Sale of common stock for cash                                12/19/03       33,334             -          1.50      167           -
Sale of common stock for cash                                12/19/03       16,667             -          1.50       83           -
Common stock forfeited by employee                           12/22/03      (14,308)            -             -      (71)          -
Common stock issued pursuant to consulting agreement         12/22/03      150,000             -          1.41      750           -
Sale of common stock for cash                                01/28/04       20,000             -          1.25      100           -
Shares issued for deferred compensation                      01/28/04      100,000             -          1.41      500           -
Common stock issued pursuant to consulting agreement         03/11/04       20,000             -          0.75      100           -
Warrant issued in connection with convertible debt           03/30/04            -             -             -        -           -
Warrant issued in connection with convertible debt           04/01/04            -             -             -        -           -
Warrant issued in connection with convertible debt           04/01/04            -             -             -        -           -
Conversion of debentures into common stock                   04/02/04       33,334             -          0.75      167           -
Warrant issued in connection with convertible debt           04/02/04            -             -             -        -           -
Warrant issued in connection with convertible debt           04/12/04            -             -             -        -           -
Conversion of debentures into common stock                   04/14/04       48,000             -          0.75      240           -
Conversion of debentures into common stock                   04/14/04       53,333             -          0.75      267           -
Conversion of debentures into common stock                   04/15/04      233,334             -          0.75    1,167           -
Warrant issued in connection with convertible debt           04/15/04            -             -             -        -           -



The accompanying Notes to Financial Statements are an integral part of these financial statements


                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)

                                                                         Shares           Shares
                                                                        of Class         of Class     Dollar      Class A    Class B
                                                                        A Common         B Common     Amount      Common     Common
                                                               Date      Stock            Stock      per Share    Stock      Stock
------------------------------------------------------------------------------------------------------------------------------------
Warrant issued in connection with convertible debt           04/22/04            -             -             -        -           -
Warrant issued in connection with convertible debt           04/22/04            -             -             -        -           -
Warrant issued in connection with convertible debt           04/28/04            -             -             -        -           -
Shares issued for deferred compensation                      05/01/04        5,000             -          0.75       25           -
Conversion of debentures into common stock                   05/05/04      333,334             -          0.75    1,667           -
Conversion of debentures into common stock                   05/10/04       39,000             -          0.75      195           -
Warrant issued in connection with convertible debt           05/10/04            -             -             -        -           -
Conversion of debentures into common stock                   05/10/04        6,667             -          0.75       34           -
Warrant issued in connection with convertible debt           05/10/04            -             -             -        -           -
Conversion of debentures into common stock                   05/15/04       10,000             -          0.75       50           -
Warrant issued in connection with convertible debt           05/15/04            -             -             -        -           -
Common stock forfeited by consultant                         05/24/04      (50,000)            -          0.75     (250)          -
Conversion of debentures into common stock                   06/01/04       16,000             -          0.75       80           -
Conversion of debentures into common stock                   06/01/04       33,334             -          0.75      167           -
Conversion of debentures into common stock                   06/01/04       66,667             -          0.75      334           -
Warrant issued in connection with convertible debt           06/01/04            -             -             -        -           -
Conversion of debentures into common stock                   06/05/04       40,000             -          0.75      200           -
Warrant issued in connection with convertible debt           06/05/04            -             -             -        -           -
Shares issued for deferred compensation                      06/12/04       10,000             -          0.75       50           -
Conversion of debentures into common stock                   06/16/04      133,334             -          0.75      667           -
Conversion of debentures into common stock                   06/18/04       33,334             -          0.75      167           -
Warrant issued in connection with convertible debt           06/18/04            -             -             -        -           -
Conversion of debentures into common stock                   06/18/04       26,667             -          0.75      133           -
Warrant issued in connection with convertible debt           06/18/04            -             -             -        -           -
Conversion of debentures into common stock                   06/18/04        6,667             -          0.75       34           -
Warrant issued in connection with convertible debt           06/18/04            -             -             -        -           -
Conversion of debentures into common stock                   06/18/04       66,667             -          0.75      334           -
Warrant issued in connection with convertible debt           06/18/04            -             -             -        -           -
Common stock issued pursuant to consulting agreement         06/28/04       65,333             -          0.75      327           -
Common stock issued pursuant to consulting agreement         06/30/04       20,000             -          0.75      100           -
Common stock issued pursuant to consulting agreement         07/01/04       30,000             -          0.75      150           -
Common stock issued pursuant to consulting agreement         07/01/04       30,000             -          0.75      150           -
Conversion of debentures into common stock                   08/02/04       33,334             -          0.75      167           -
Warrant issued in connection with convertible debt           08/02/04            -             -             -        -           -
Conversion of debentures into common stock                   08/02/04       66,666             -          0.75      333           -
Warrant issued in connection with convertible debt           08/02/04            -             -             -        -           -
Conversion of debentures into common stock                   09/02/04    1,041,918             -          0.72    5,210           -
Conversion of debentures into common stock                   10/06/04       50,000             -          0.30      250           -
Conversion of debentures into common stock                   10/05/04       66,667             -          0.30      333           -
Conversion of debentures into common stock                   10/21/04       50,000             -          0.30      250           -
Conversion of debentures into common stock                   10/21/04      166,667             -          0.30      833           -
Conversion of debentures into common stock                   10/21/04      100,000             -          0.30      500           -
Conversion of debentures into common stock                   10/25/04      176,667             -          0.30      883           -
Conversion of debentures into common stock                   10/28/04      100,000             -          0.30      500           -
Conversion of debentures into common stock                   10/20/04      100,000             -          0.30      500           -
Conversion of debentures into common stock                   10/28/04       27,000             -          0.30      135           -
Conversion of debentures into common stock                   10/26/04       66,667             -          0.30      333           -
Conversion of debentures into common stock                   10/29/04      711,667             -          0.28    3,558           -
Conversion of debentures into common stock                   10/29/04       83,333             -          0.30      417           -



The accompanying Notes to Financial Statements are an integral part of these financial statements

                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)

                                                                         Shares           Shares
                                                                        of Class         of Class     Dollar      Class A    Class B
                                                                        A Common         B Common     Amount      Common     Common
                                                               Date      Stock            Stock      per Share    Stock      Stock
-----------------------------------------------------------------------------------------------------------------------------------

Shares issued for deferred compensation                      10/31/04      253,692             -   $      0.32    1,268           -
Shares issued for deferred compensation                      10/31/04      191,513             -          0.32      958           -
Shares issued for deferred compensation                      10/31/04      141,769             -          0.32      709           -
Shares issued for deferred compensation                      10/31/04      160,423             -          0.32      802           -
Shares issued for deferred compensation                      10/31/04      141,769             -          0.32      709           -
Shares issued for deferred compensation                      10/31/04       98,244             -          0.32      491           -
Shares issued for deferred compensation                      10/31/04       23,530             -          0.32      118           -
Shares issued for deferred compensation                      10/31/04      129,333             -          0.32      647           -
Shares issued for deferred compensation                      10/31/04       54,718             -          0.32      274           -
Shares issued for deferred compensation                      10/31/04      129,333             -          0.32      647           -
Shares issued for deferred compensation                      10/31/04        6,715             -          0.32       34           -
Shares issued for deferred compensation                      10/31/04        3,681             -          0.32       18           -
Shares issued for deferred compensation                      10/31/04       19,975             -          0.90      100           -
Shares issued for deferred compensation                      10/31/04       72,800             -          0.75      364           -
Remeasurement of compensation expense                                            -             -             -        -           -
Amortization of deferred compensation expense                                    -             -             -        -           -
Net loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2004                                               29,092,618       220,000               $145,468  $    1,100

====================================================================================================================================



The accompanying Notes to Financial Statements are an integral part of these financial statements

                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                      During the    Stock
                                                                       Additional Paid-   Deferred   Development Subscription
                                                                         in Capital     Compensation     Stage    Receivable   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 6, 2001 (inception)                                      $         -  $          -   $         -  $     -  $        -

Common stock issued to Loch Harris, Inc. as a deposit
related to the transfer of assets into the Company           07/23/01       67,819             -             -        -      80,819
Common stock issued pursuant to consulting agreement         07/23/04    3,592,800    (3,600,000)            -        -           -
Common stock issued pursuant to consulting agreement         08/03/01      925,645      (927,500)            -        -           -
Common stock issued to Loch Harris, Inc. related                                                                                  -
to the transfer of assets into the Company                   08/04/01      308,955             -             -        -     365,280
Common stock issued pursuant to consulting agreement         09/19/01      149,700      (150,000)            -        -           -
Common stock issued pursuant to consulting agreement         10/01/01       87,325       (87,500)            -        -           -
Common stock issued pursuant to consulting agreement         10/15/01        4,990        (5,000)            -        -           -
Amortization of deferred compensation expense                                    -       449,201             -        -     449,201
Net loss                                                                         -             -    (1,012,246)       -  (1,012,246)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2001                                              $ 5,137,234  $ (4,320,799)  $(1,012,246) $     -  $ (116,946)
-----------------------------------------------------------------------------------------------------------------------------------

Conversion of note payable into common stock                 11/21/01  $   124,750  $          -   $         -  $     -  $  125,000
Conversion of note payable into common stock                 12/19/01      115,710             -             -        -     116,000
Conversion of note payable into common stock                 02/25/02       39,867             -             -        -      40,000
Stock received due to adjustment to transfer agreement       03/01/02      (56,000)            -             -        -     (57,000)
Sale of common stock for cash                                03/12/02       24,950             -             -        -      25,000
Sale of common stock for cash                                04/12/02       49,875             -             -        -      50,000
Sale of common stock for cash                                05/23/02      129,675             -             -        -     130,000
Sale of common stock for cash                                05/23/02       99,750             -             -        -     100,000
Sale of common stock for cash                                06/18/02       99,750             -             -        -     100,000
Sale of common stock for cash                                06/28/02       99,750             -             -        -     100,000
Sale of common stock for cash                                07/15/02       74,850             -             -        -      75,000
Sale of common stock for cash                                08/23/02       99,846             -             -        -     100,000
Sale of common stock for cash                                10/02/02       99,750             -             -        -     100,000
Remeasurement of compensation expense                                     (525,947)      525,947             -        -          -
Amortization of deferred compensation expense                                    -     1,651,667             -        -   1,651,667
Net loss                                                                         -             -    (3,447,587)       -  (3,447,587)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2002                                              $ 5,613,810  $ (2,143,185)  $(4,459,833) $     -  $ (908,866)
-----------------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                                11/26/02  $    49,500  $          -   $         -  $     -  $   50,000
Sale of common stock for cash                                12/05/02       74,250             -             -        -      75,000
Sale of common stock for cash                                12/09/02       24,750             -             -        -      25,000
Sale of common stock for cash                                12/10/02       24,750             -             -        -      25,000
Common stock issued for settlement of accrued compensation   12/11/02       43,325             -             -        -      43,616
Common stock issued for settlement of accrued compensation   12/11/02    1,281,080             -             -        -   1,289,671
Common stock issued pursuant to consulting agreements        12/30/02        4,025        (4,050)            -        -           -
Common stock awarded to employees and consultants            12/30/02      125,550             -             -        -     126,325
Common stock awarded to employees and consultants            12/30/02      129,600             -             -        -     130,400
Common stock awarded to employees and consultants            12/30/02      177,100             -             -        -     178,200
Sale of common stock for cash                                01/07/03       39,600             -             -        -      40,000
Sale of common stock for cash                                01/15/03       74,250             -             -        -      75,000
Common stock awarded to employees and consultants            01/20/03       16,200             -             -        -      16,300
Common stock forfeited by employee                           02/17/03      (78,334)       78,484             -        -           -
Sale of common stock for cash                                03/20/03      199,000             -             -        -     200,000
Common stock issued for settlement of accrued compensation   03/31/03      398,030             -             -        -     400,702
Sale of common stock for cash                                04/21/03       34,825             -             -        -      35,000
Sale of common stock for cash                                04/21/03       49,750             -             -        -      50,000
Sale of common stock for cash                                04/30/03       49,750             -             -        -      50,000
Common stock awarded to employees and consultants            05/01/03       32,400             -             -        -      32,600
Common stock awarded to employees and consultants            05/26/03       20,250             -             -        -      20,375
Common stock issued pursuant to consulting agreements        06/15/03        4,025        (4,050)            -        -           -
Sale of common stock for cash                                06/19/03       26,865             -             -        -      27,000
Common stock issued pursuant to consulting agreements        06/20/03        4,025        (4,050)            -        -           -


The accompanying Notes to Financial Statements are an integral part of these financial statements

                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                      During the    Stock
                                                                       Additional Paid-   Deferred   Development Subscription
                                                                         in Capital     Compensation     Stage    Receivable  Total
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued pursuant to consulting agreements        06/20/03      $ 4,025  $     (4,050)  $         -  $     -  $        -
Common stock issued for settlement of accrued compensation   07/01/03      396,618             -             -        -     399,081
Sale of common stock for cash                                07/15/03       14,925             -             -        -      15,000
Sale of common stock for cash                                07/17/03       24,875             -             -        -      25,000
Sale of common stock for cash                                07/24/03       24,875             -             -        -      25,000
Sale of common stock for cash                                07/28/03       24,875             -             -        -      25,000
Sale of common stock for cash                                07/31/03      338,000             -             -        -     340,000
Sale of common stock for cash                                08/06/03        9,950             -             -        -      10,000
Sale of common stock for cash                                08/06/03       24,875             -             -        -      25,000
Sale of common stock for cash                                08/06/03       44,775             -             -        -      45,000
Sale of common stock for cash                                08/08/03        9,950             -             -        -      10,000
Sale of common stock for cash                                08/19/03       24,875             -             -        -      25,000
Sale of common stock for cash                                08/25/03       24,875             -             -        -      25,000
Sale of common stock for cash                                09/02/03        4,975             -             -        -       5,000
Sale of common stock for cash                                09/02/03        4,975             -             -        -       5,000
Sale of common stock for cash                                09/02/03       39,800             -             -        -      40,000
Sale of common stock for cash                                09/02/03        4,975             -             -        -       5,000
Sale of common stock for cash                                09/02/03       24,875             -             -        -      25,000
Sale of common stock for cash                                09/02/03        4,975             -             -        -       5,000
Sale of common stock for cash                                09/15/03        4,975             -             -        -       5,000
Sale of common stock for cash                                09/15/03          995             -             -        -       1,000
Common stock issued for settlement of accrued compensation   09/20/03    1,559,110    (1,087,812)            -        -     480,982
Common stock issued pursuant to consulting agreements        10/01/03       28,175       (28,350)            -        -           -
Common stock issued pursuant to consulting agreements        10/01/03       32,200       (32,400)            -        -           -
Common stock issued pursuant to consulting agreements        10/01/03       36,225       (36,450)            -        -           -
Sale of common stock for cash                                10/09/03       24,875             -             -        -      25,000
Common stock issued pursuant to consulting agreements        10/25/03       20,125       (20,250)            -        -           -
Sale of common stock for cash                                10/27/03       22,425             -             -        -      22,500
Sale of common stock for cash                                10/29/03        9,967             -             -        -      10,000
Sale of common stock for cash                                10/30/03        7,475             -             -   (2,500)      5,000
Common stock issued pursuant to consulting agreements        10/31/03        8,050        (8,100)            -        -           -
Sale of common stock for cash                                10/31/03       24,875             -             -        -      25,000
Common stock issued for settlement of accrued compensation   10/31/03       66,232       (24,561)            -        -      42,083
Remeasurement of compensation expense                                     (497,948)      497,948             -        -           -
Amortization of deferred compensation expense                                    -     1,200,139             -        -   1,200,139
Net loss                                                                         -             -    (4,114,716)       -  (4,114,716)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2003                                              $10,818,200  $ (1,620,737)  $(8,574,549) $(2,500) $  737,392
-----------------------------------------------------------------------------------------------------------------------------------

Payment for common stock subscribed                                            $ -  $          -   $         -  $ 2,500  $    2,500
Sale of common stock for cash                                12/08/03       49,834             -             -        -      50,001
Sale of common stock for cash                                12/19/03       49,833             -             -        -      50,000
Sale of common stock for cash                                12/19/03       24,917             -             -        -      25,000
Common stock forfeited by employee                           12/22/03      (18,598)       18,669             -        -           -
Common stock issued pursuant to consulting agreement         12/22/03      210,750      (211,500)            -        -           -
Sale of common stock for cash                                01/28/04       24,900             -             -        -      25,000
Shares issued for deferred compensation                      01/28/04      140,500      (141,000)            -        -           -
Common stock issued pursuant to consulting agreement         03/11/04       14,900       (15,000)            -        -           -
Warrant issued in connection with convertible debt           03/30/04       59,200             -             -        -      59,200
Warrant issued in connection with convertible debt           04/01/04       14,867             -             -        -      14,867
Warrant issued in connection with convertible debt           04/01/04       23,893             -             -        -      23,893
Conversion of debentures into common stock                   04/02/04       24,833             -             -        -      25,000
Warrant issued in connection with convertible debt           04/02/04      444,000             -             -        -     444,000
Warrant issued in connection with convertible debt           04/12/04       21,312             -             -        -      21,312
Conversion of debentures into common stock                   04/14/04       35,760             -             -        -      36,000
Conversion of debentures into common stock                   04/14/04       39,733             -             -        -      40,000
Conversion of debentures into common stock                   04/15/04      173,833             -             -        -     175,000
Warrant issued in connection with convertible debt           04/15/04      103,600             -             -        -     103,600



The accompanying Notes to Financial Statements are an integral part of these financial statements


                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                      During the    Stock
                                                                       Additional Paid-   Deferred   Development Subscription
                                                                         in Capital     Compensation     Stage    Receivable   Total
------------------------------------------------------------------------------------------------------------------------------------
Warrant issued in connection with convertible debt          04/22/04   $    14,800  $          -   $         -  $     -  $   14,800
Warrant issued in connection with convertible debt          04/22/04         7,136             -             -        -       7,136
Warrant issued in connection with convertible debt          04/28/04       148,001             -             -        -     148,001
Shares issued for deferred compensation                     05/01/04         3,725        (3,750)            -        -           -
Conversion of debentures into common stock                  05/05/04       248,334             -             -        -     250,001
Conversion of debentures into common stock                  05/10/04        29,055             -             -        -      29,250
Warrant issued in connection with convertible debt          05/10/04        17,316             -             -        -      17,316
Conversion of debentures into common stock                  05/10/04         4,966             -             -        -       5,000
Warrant issued in connection with convertible debt          05/10/04         2,960             -             -        -       2,960
Conversion of debentures into common stock                  05/15/04         7,450             -             -        -       7,500
Warrant issued in connection with convertible debt          05/15/04         4,440             -             -        -       4,440
Common stock forfeited by consultant                        05/24/04       (37,250)       37,500             -        -           -
Conversion of debentures into common stock                  06/01/04        14,920             -             -        -      15,000
Conversion of debentures into common stock                  06/01/04        24,833             -             -        -      25,000
Conversion of debentures into common stock                  06/01/04        49,666             -             -        -      50,000
Warrant issued in connection with convertible debt          06/01/04        29,600             -             -        -      29,600
Conversion of debentures into common stock                  06/05/04        29,800             -             -        -      30,000
Warrant issued in connection with convertible debt          06/05/04        17,760             -             -        -      17,760
Shares issued for deferred compensation                     06/12/04         7,450        (7,500)            -        -           -
Conversion of debentures into common stock                  06/16/04        99,333             -             -        -     100,000
Conversion of debentures into common stock                  06/18/04        24,834             -             -        -      25,001
Warrant issued in connection with convertible debt          06/18/04        14,800             -             -        -      14,800
Conversion of debentures into common stock                  06/18/04        19,867             -             -        -      20,000
Warrant issued in connection with convertible debt          06/18/04        11,840             -             -        -      11,840
Conversion of debentures into common stock                  06/18/04         4,966             -             -        -       5,000
Warrant issued in connection with convertible debt          06/18/04         2,960             -             -        -       2,960
Conversion of debentures into common stock                  06/18/04        49,666             -             -        -      50,000
Warrant issued in connection with convertible debt          06/18/04        29,600             -             -        -      29,600
Common stock issued pursuant to consulting agreement        06/28/04        48,673             -             -        -      48,999
Common stock issued pursuant to consulting agreement        06/30/04        14,900       (15,000)            -        -           -
Common stock issued pursuant to consulting agreement        07/01/04        22,350       (22,500)            -        -           -
Common stock issued pursuant to consulting agreement        07/01/04        22,350       (22,500)            -        -           -
Conversion of debentures into common stock                  08/02/04        24,833             -             -        -      25,000
Warrant issued in connection with convertible debt          08/02/04        13,867             -             -        -      13,867
Conversion of debentures into common stock                  08/02/04        49,667             -             -        -      50,000
Warrant issued in connection with convertible debt          08/02/04        27,733             -             -        -      27,733
Conversion of debentures into common stock                  09/02/04       776,229             -             -        -     781,439
Conversion of debentures into common stock                  10/06/04        14,750             -             -        -      15,000
Conversion of debentures into common stock                  10/05/04        19,667             -             -        -      20,000
Conversion of debentures into common stock                  10/21/04        14,750             -             -        -      15,000
Conversion of debentures into common stock                  10/21/04        49,167             -             -        -      50,000
Conversion of debentures into common stock                  10/21/04        29,500             -             -        -      30,000
Conversion of debentures into common stock                  10/25/04        52,117             -             -        -      53,000
Conversion of debentures into common stock                  10/28/04        29,500             -             -        -      30,000
Conversion of debentures into common stock                  10/20/04        29,500             -             -        -      30,000
Conversion of debentures into common stock                  10/28/04         7,965             -             -        -       8,100
Conversion of debentures into common stock                  10/26/04        19,667             -             -        -      20,000
Conversion of debentures into common stock                  10/29/04       196,442             -             -        -     200,000
Conversion of debentures into common stock                  10/29/04        24,583             -             -        -      25,000



The accompanying Notes to Financial Statements are an integral part of these financial statements

                             CDEX Inc.
                   (A Development Stage Company)

      Statement of Changes in Stockholders' Equity (Deficit) (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                      During the    Stock
                                                                       Additional Paid-   Deferred   Development Subscription
                                                                         in Capital     Compensation     Stage    Receivable  Total
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for deferred compensation                     10/31/04  $    79,282   $         -  $          -   $     -  $   80,550
Shares issued for deferred compensation                     10/31/04       59,850             -             -         -      60,808
Shares issued for deferred compensation                     10/31/04       44,305             -             -         -      45,013
Shares issued for deferred compensation                     10/31/04       50,134             -             -         -      50,936
Shares issued for deferred compensation                     10/31/04       44,305             -             -         -      45,013
Shares issued for deferred compensation                     10/31/04       30,703             -             -         -      31,194
Shares issued for deferred compensation                     10/31/04        7,353             -             -         -       7,471
Shares issued for deferred compensation                     10/31/04       40,418             -             -         -      41,065
Shares issued for deferred compensation                     10/31/04       17,100             -             -         -      17,374
Shares issued for deferred compensation                     10/31/04       40,418             -             -         -      41,065
Shares issued for deferred compensation                     10/31/04        2,099             -             -         -       2,132
Shares issued for deferred compensation                     10/31/04        1,150             -             -         -       1,169
Shares issued for deferred compensation                     10/31/04       17,954             -             -         -      18,054
Shares issued for deferred compensation                     10/31/04       54,504             -             -         -      54,868
Remeasurement of compensation expense                                    (119,494)      119,494             -         -           -
Amortization of deferred compensation expense                                   -     1,722,568             -         -   1,722,568
Net loss                                                                        -             -    (5,977,984)        -  (5,977,984)
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2004                                             $14,997,386   $  (161,257) $(14,552,533)  $     -  $  430,163
====================================================================================================================================


The accompanying Notes to Financial Statements are an integral part of these financial statements


                                    CDEX Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                            Year Ended               July 6, 2001
                                                                                            October 31              (inception) to
                                                                                     2003                2004      October 31, 2004
                                                                                     ----                ----      ----------------
Cash Flows from Operating Activities
      Net loss                                                                     $(4,114,716)      $(5,977,984)      $(14,552,534)
      Adjustments to reconcile net loss to cash used by
              operating activities
                    Depreciation                                                        84,982           297,437            465,830
                    Stock compensation                                               2,953,544         2,268,280          8,729,622
                    Noncash interest                                                                   1,041,124          1,041,124
              Changes in operating assets and liabilities
                    Inventory                                                                           (146,149)          (146,149)
                    Accounts receivable                                                (89,937)           89,937                 --
                    Prepaid expenses                                                    11,148            (2,377)            (3,994)
                    Other assets                                                        (1,256)            1,256             (1,399)
                    Current liabilities                                                (82,924)          223,211            192,348
                                                                                   -----------       -----------       ------------
Net cash used by operating activities                                               (1,239,159)       (2,205,265)        (4,275,152)

Cash Flows from Investing Activities
      Cash provided by transfer of assets from Loch Harris, Inc.                            --                --             73,000
      Purchase of property and equipment                                               (98,851)          (24,524)          (146,214)
                                                                                   -----------       -----------       ------------
Net cash used by investing activities                                                  (98,851)          (24,524)           (73,214)

Cash Flows from Financing Activities
      Proceeds from sale of common stock                                             1,400,500           152,501          2,333,001
      Proceeds from convertible notes payable                                               --         2,205,850          2,486,850
      Proceeds from related party convertible notes payable                             15,000           100,000            155,000
      Repayment of related party convertible notes payable                             (15,000)         (100,000)          (155,000)
                                                                                   -----------       -----------       ------------
Net cash provided by financing activities                                            1,400,500         2,358,351          4,819,851
                                                                                   -----------       -----------       ------------

Net increase in cash                                                                    62,490           128,562            471,485

Cash and cash equivalents, beginning of the period                                     280,433           342,923                 --

                                                                                   -----------       -----------       ------------
Cash and cash equivalents, end of the period                                       $   342,923       $   471,485       $    471,485
                                                                                   ===========       ===========       ============


Supplemental Cash Flow Information
      Actual cash payments for interest                                                 $ 275              $ 471             $ 3,965


The accompanying Notes to Financial Statements are an integral part of these financial statements

                                    CDEX Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                            Year Ended                July 6, 2001
                                                                                            October 31              (inception) to
                                                                                     2003                2004      October 31, 2004
                                                                                     ----                ----      ----------------
Non-cash financing transactions:
      Common stock subscribed
              Stock subscription receivable                                     $     2,500         $     2,500         $     5,000
              Common stock                                                              (13)                (13)                (26)
              Additional paid-in capital                                             (2,487)             (2,487)             (4,974)
                                                                                -----------         -----------         -----------
      Net cash                                                                           --                  --                  --

      Conversion of notes payable into common stock
              Notes payable                                                              --           2,205,850           2,486,850
              Common stock                                                               --             (20,068)            (20,741)
              Additional paid-in capital                                                 --          (2,185,782)         (2,466,109)
                                                                                -----------         -----------         -----------
      Net cash                                                                           --                  --                  --

      Stock compensation
              Deferred stock compensation                                         3,838,026             263,087           8,345,166
              Additional paid-in capital                                         (3,810,089)           (261,256)         (8,305,858)
              Common stock                                                          (27,937)             (1,831)            (39,308)
                                                                                -----------         -----------         -----------
      Net cash                                                                           --                  --                  --

Asset transfer:
      Assets transferred:
              Cash                                                                       --                  --              73,000
              Other receivables                                                          --                  --               7,000
              Property and equipment                                                     --                  --             457,882
              Accumulated depreciation and amortization                                  --                  --             (91,783)
                                                                                -----------         -----------         -----------
      Total assets transferred                                                           --                  --             446,099

Liabilities assumed:
      Accounts payable                                                                   --                  --             (57,000)

Net assets transferred (liabilities assumed)                                             --                  --             389,099

Common stock issued for asset transfer
      Common stock                                                                       --                  --             (68,325)
      Additional paid-in capital                                                         --                  --            (320,774)
                                                                                -----------         -----------         -----------
Net cash                                                                        $        --         $        --         $        --
                                                                                ===========         ===========         ===========


The accompanying Notes to Financial Statements are an integral part of these financial statements


1.  Organization and       Basis of presentation: CDEX Inc. (the Company),
    significant            incorporated under the laws of the State of Nevada on
    accounting             July 6, 2001 (inception), began operations in July
    policies               2001 by acquiring the assets listed below along with
                           chemical detection technology, nanometrology, technical processes and intellectual property rights from Loch Harris, Inc. in exchange for 13,865,000 shares of Class A common stock. The transaction is considered a reorganization of affiliated entities and hence the assets acquired are valued at the historical cost of the transferor. As the intangible assets had no historical cost basis on the books of the transferor, they are carried at a zero cost value on the Company's books. Tangible assets acquired were:


                           Cash                                 $    73,000
                           Other receivables                          7,000
                           Property and equipment, net              366,099

                           On March 1, 2002, 200,000 shares issued as described above were returned to the Company in exchange for its payment of $57,000 of liabilities of the transferor related to legal and professional services performed.

                           Development stage company: From inception, the Company has devoted substantially all of its efforts to establishing a new business in chemical detection technology and had not yet sold any products as of October 31, 2004. The Company sold its first product in November 2004. All revenue through fiscal year 2004 has been in connection with development contracts to complete testing and research.

                           Stock-Based Compensation: The Company follows SFAS No. 123, Accounting for Stock-Based Compensation. In accounting for stock options, as permitted by SFAS No. 123, the Company will account for stock-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and accordingly recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. No options have been issued. Accordingly, no pro-forma information is provided for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

                           Revenue recognition: Development contract revenue represents fees earned in connection with two development contracts that were awarded to the Company to complete initial testing and research on a time and material basis. Revenue from these contracts was recognized as the testing and research was performed at contractually agreed upon billing rates.

                           Year end: The Company previously had a year end of March 31. The Company elected to change that year end to October 31 and has presented its financial statements on a full year basis for the years ended October 31, 2003 and 2004.

                           Common stock: All Class A common stock amounts have been adjusted to reflect the 1 for 5 reverse stock split declared by the board of directors on December 11, 2002.

                           Cash and cash equivalents: The Company maintains cash balances that may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

                           Use of accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $84,982, $297,437 and $465,830 for the years ended October 31, 2003 and 2004, and for the period from July 6, 2001 (inception) to October 31, 2004, respectively.

                           Inventory: Inventory consists of component parts carried at the lower of invoice cost (average cost basis) or market.

                           Income taxes: The Company files its income tax returns on the cash basis of accounting, whereby revenue is recognized when received and expenses are deducted when paid. To the extent that items of income or expense are recognized in different periods for income tax and financial reporting purposes, deferred income taxes are provided to give effect to these temporary differences. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying presently enacted statutory tax rates, which are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that the tax rate is enacted.

                           As the Company has not yet achieved profitable operations, no tax benefit has been reflected in the statement of operations and a valuation allowance has been established reducing the net carrying value of the deferred tax asset to zero.

                           Advertising and marketing costs: The cost of advertising and marketing is expensed as incurred. Advertising and marketing expense was $28,483, $78,218 and $116,699 for the years ended October 31, 2003 and 2004, and for the period from July 6, 2001 (inception) to October 31, 2004, respectively.

                           Research and development: Total research and development costs include labor for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as development costs.

                           Fair Value of Financial instruments: The carrying amounts of items reflected in current assets and current liabilities approximate their fair value due to the short-term nature of their underlying terms.

                           Risks, Uncertainties and Concentrations: Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. In addition, at times the Company's cash balances exceed federally insured amounts

                           Net Loss Per Common Share: Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each year. The effect of common stock equivalents is not considered as it would be anti-dilutive.


 2. Related party          The Company previously leased space (see Note 7) and
    transactions           purchased consulting and other supplies and services
                           from Dynamic Management Resolutions, LLC (DMR). The owners of DMR are the executive officers and key employees and consultants of the Company. Total expenses of the Company related to services provided by DMR were $106,846, $5,760 and $978,820 for the years ended October 31, 2003 and 2004, and from the period July 6, 2001 (inception) to October 31, 2004, respectively.

                           The spouse of the Chief Executive Officer purchased one $15,000 convertible note in 2003 and one $100,000 convertible note in 2004 paying interest at 9%. Total interest expense paid to this related party was $249, $666 and $4,130 for the years ended October 31, 2003 and 2004 and the period July 6, 2001 (inception) to October 31, 2004, respectively. The $15,000 note was redeemed at par value for cash in September 2003, and the $100,000 note was redeemed at par value for cash in April 2004.


3.  New accounting         In May 2003, the Financial Accounting Standards Board
    standards              issued Statement No. 150, "Accounting for Certain
                           Financial Instruments with Characteristics of both
                           Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares.
                           SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

4.  Income taxes           The benefit from income taxes reflected
                           in the accompanying financial statements, all of which is deferred, varies from the amounts which would have been computed using statutory rates as follows (000's):

                                                                       Year Ended October 31,        Inception to
                                                                   ------------------------------     October 31,
                                                                        2003             2004           2004
                           ========================================================================================
                           Federal income taxes at the maximum
                              statutory rate                       $    1,399        $    2,032        $   4,947
                           State income taxes, net of Federal
                              tax effect                                  189               275              822
                           Difference in valuation of stock
                              based compensation                         (648)           (1,548)          (2,909)
                           Increase in valuation allowance               (940)             (759)          (2,860)
                           ----------------------------------------------------------------------------------------

                           Benefit from income taxes               $        -        $        -        $       -

                           ========================================================================================

                           Deferred income taxes as of October 31, 2004 were as follows:

                           ========================================================================================
                           Stock based compensation                                                    $     896
                           Fixed asset basis difference                                                       97

                           Accounts payable and accrued expenses deducted for
                              financial statement reporting purposes, but not for
                              income tax reporting purposes                                                   91

                           Net operating loss carryforward                                                 1,776
                           ----------------------------------------------------------------------------------------

                           Deferred tax asset                                                          $   2,860

                           Valuation allowance                                                         $  (2,860)
                           ----------------------------------------------------------------------------------------

                           Total                                                                       $       -
                           ========================================================================================

                           For income tax purposes, the Company has net operating loss carryforwards of approximately $4,600,000 at October 31, 2004 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2024.


5.  Stock based            All stock based compensation is recorded at fair
    compensation for       value. The Company has provided restricted stock
    services               grants to employees and consultants as the principal
                           element of their compensation. The Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determinable. Fair value is determined using the following policies:

                           o In the case of the consulting agreements issued at the Company's inception, the fair value of the common stock, which was awarded in advance of the performance of the services, was used to value the compensation cost. The fair value was determined to be $2.50 per share based on the stock price implicit in convertible notes sold to an unaffiliated purchaser.

                           o For consulting agreements issued in 2003 and 2004, the fair value was determined using the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during that year.

                           o The Company has also utilized employment and consulting agreements which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle noncash compensation. In this case, the fair value of the services is determined based on the number of shares issued valued at the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during compensation period.

                           In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted. The Company issued additional consulting agreements in 2004 which were also accounted for using the fair value of the common stock to value the compensation cost. The compensation cost is remeasured at the fair value as of the end of each reporting period and the deferred compensation account is adjusted.

                           The Company in 2003 and 2004 awarded some of the common shares in advance of when the service was performed. These amounts are shown as deferred stock compensation in the accompanying balance sheet. The Company has also paid performance bonuses in common stock.

                           The Company granted 5,587,401 (5,367,401 Class A shares and 220,000 Class B shares) shares of common stock to employees and consultants during the year ended October 31, 2003, and 2,213,562 Class A shares of common stock to employees and consultants during the year ended October 31, 2004.

                           The Company has two separate stock plans-the 2002 and 2003 Stock Incentive Plans. Both plans provide for the issuance of stock options and stock grants. The 2002 Plan permits the issue of up to 3,250,000 shares (2,920,649 shares with a fair value of $2,255,489 were issued during the year ended October 31, 2003) through June 30, 2008. The 2003 Plan permits the issue of up to 7,000,000 shares (after subtracting any shares issued under the 2002 Plan) through June 30, 2013. (A total of 2,666,752 shares with a fair value of $1,388,076 were issued under this plan during the year ended October 31, 2003 and 2,213,562 shares with a fair value of $984,462 were issued during the year ended October 31, 2004). The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined scientific and sales-related milestones. No options to acquire shares have been issued under either plan.

                           Restricted stock activity under the Plans is as follows:
                                Balance November 1, 2003                              5,587,401
                                Granted                                               2,213,562
                                Forfeited                                               (68,589)
                                                                                    ------------
                                Balance October 31, 2004                              7,732,365
                                                                                    ------------

                           Expense for the deferred compensation balance of $161,257 at October 31, 2004 is expected to be recognized as follows:

                                                                                     Compensation
                                                                                        Expense
                           -----------------------------------------------------------------------
                                Year ending October 31, 2005                              $102,426
                                Year ending October 31, 2006                                58,084
                                Year ending October 31, 2007                                   747
                           -----------------------------------------------------------------------
                                                                                          $161,257
                           =======================================================================


                           Total compensation expense related to stock awards for employees and consultants was $2,953,544, $2,268,280 and $8,729,622 for the years ended October 31, 2003 and 2004, and for the period July 6, 2001 (inception) to October 31, 2004, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value. Shares granted to employees and consultants generally vest over periods of 8 months to 3 years.

6.  Stockholders'          On December 11, 2002, the Board of Directors
    equity                 authorized a 1 for 5 reverse stock split of Class A
                           Common Stock. All share amounts have been adjusted to reflect the split retroactively. The holders of shares of Class B Common Stock shall, as a class, be entitled to vote to elect a majority of the members of the Company's Board of Directors through December
                           11, 2006. Holders of shares of Class A Common Stock shall, as a class, be entitled to vote to elect the remainder of the members of the Company's Board of Directors through December 11, 2006. Following that, holders of Class A Common Stock and Class B Common
                           Stock shall be entitled to one vote per share on matters relating to the election of the Company's
                           Board of Directors. Holders of Class A Common Stock and Class B Common Stock shall be entitled to one vote per share on all other matters to be voted upon by the stockholders of the Company.

                           The Company has raised capital by entering into convertible promissory notes from inception to October 31, 2004. Certain of the notes were held by a related party (see Note 2) and were redeemed for cash. The other notes were converted into shares of Class A common stock. A summary of the notes that were converted is as follows:


                                                                         Amount of
                               Note Date         Date Converted            Note          Shares    Price per share
                           ------------------ ---------------------- -------------- ------------- ------------------
                           November 2001      November 21, 2001          $ 125,000        50,000        $2.50
                           December 2001      December 19, 2001            116,000        58,000         2.00
                           February 2002      February 25, 2002             40,000        26,667         1.50
                           March 2004         June 16, 2004                100,000       133,334         0.75
                           April 2004         April 2, 2004                 25,000        33,334         0.75
                           April 2004         April 14, 2004                36,000        48,000         0.75
                           April 2004         April 14, 2004                40,000        53,333         0.75
                           April 2004         April 15, 2004               175,000       233,334         0.75
                           April 2004         May 5, 2004                  250,000       333,334         0.75
                           April 2004         June 1, 2004                  12,000        16,000         0.75
                           April 2004         June 1, 2004                  25,000        33,334         0.75
                           April 2004         September 2, 2004            750,000     1,041,918         0.72
                           May 2004           May 10, 2004                  29,250        39,000         0.75
                           May 2004           May 10, 2004                   5,000         6,667         0.75
                           May 2004           May 15, 2004                   7,500        10,000         0.75
                           June 2004          June 1, 2004                  50,000        66,667         0.75
                           June 2004          June 5, 2004                  30,000        40,000         0.75
                           June 2004          June 18, 2004                 25,000        33,334         0.75
                           June 2004          June 18, 2004                 20,000        26,667         0.75
                           June 2004          June 18, 2004                  5,000         6,667         0.75
                           June 2004          June 18, 2004                 50,000        66,667         0.75
                           August 2004        August 2, 2004                25,000        33,334         0.75
                           August 2004        August 2, 2004                50,000        66,666         0.75
                           October 2004       October 6, 2004               15,000        50,000         0.30
                           October 2004       October 5, 2004               20,000        66,667         0.30
                           October 2004       October 21, 2004              15,000        50,000         0.30
                           October 2004       October 21, 2004              50,000       166,667         0.30
                           October 2004       October 21, 2004              30,000       100,000         0.30
                           October 2004       October 25, 2004              53,000       176,667         0.30
                           October 2004       October 28, 2004              30,000       100,000         0.30
                           October 2004       October 20, 2004              30,000       100,000         0.30
                           October 2004       October 28, 2004               8,100        27,000         0.30
                           October 2004       October 26, 2004              20,000        66,667         0.30
                           October 2004       October 29, 2004             200,000       711,667         0.28
                           October 2004       October 29, 2004              25,000        83,333         0.30
                           -----------------------------------------------------------------------------------------
                           Totals                                       $2,486,850     4,154,925        $0.60
                           =========================================================================================

                           A majority of the convertible promissory notes were sold with detachable warrants. A summary of the convertible promissory notes with detachable warrants is as follows:

                                                                Warrant            Warrant       Class A Shares if
                             Date of Sale        Proceeds    Exercise Price      Expiration          Exercised
                           -----------------------------------------------------------------------------------------
                           March 2004             $100,000       $ 0.75          March 30, 2005        133,334
                           April 2004               25,000         0.75           April 6, 2005         33,333
                           April 2004               36,000         0.75           April 8, 2005         53,333
                           April 2004               40,000         0.75           April 2, 2005      1,000,000
                           April 2004              175,000         0.75          April 12, 2005         48,000
                           April 2004              250,000         0.75          April 15, 2005        233,334
                           April 2004               12,000         0.75          April 22, 2005         33,334
                           April 2004               25,000         0.75          April 22, 2005         16,000
                           April 2004              750,000         0.75          April 28, 2005        333,334
                           May 2004                 29,250         0.75            May 10, 2005         39,000
                           May 2004                  5,000         0.75            May 10, 2005          6,667
                           May 2004                  7,500         0.75            May 15, 2005         10,000
                           June 2004                50,000         0.75           June 18, 2005         66,667
                           June 2004                30,000         0.75            July 2, 2005         40,000
                           June 2004                25,000         0.75           June 18, 2005         33,334
                           June 2004                20,000         0.75           June 18, 2005         26,667
                           June 2004                 5,000         0.75           June 18, 2005          6,667
                           June 2004                50,000         0.75           June 18, 2005         66,667
                           August 2004              25,000         0.75          August 2, 2005         33,333
                           August 2004              50,000         0.75          August 2, 2005         66,667
                           -----------------------------------------------------------------------------------------
                           Totals               $1,709,750                                           2,279,672
                           =========================================================================================

                           The Company follows the requirements of EITF 00-27 in recording the discount on the convertible notes associated with both the value of the detachable warrants and the intrinsic value of the embedded conversion option based on the "effective conversion price" as defined in EITF 00-27. The warrants were valued using the Black-Scholes model with the following assumptions: no dividend yield, warrant life of one year, volatility of 75%, interest rate of 1.04%. As of October 31, 2004, the detachable warrants had a relative fair market value of $504,843, leaving $1,204,907 of debt at its relative fair market value which is convertible into 2,279,672 shares, resulting in an effective conversion price of $.529 per share. The intrinsic value of $.221 per share (the difference between the effective conversion price of $.529 and the fair value of the common stock of $.75 per share) for 2,279,672 shares results in a further discount for the beneficial conversion feature of $504,843. The total debt discount is amortized to interest expense over the life of the notes and is fully recognized as interest expense upon conversion. The Company recognized $1,009,686 as interest expense for debt discount in fiscal year 2004.


7.  Leases                 The Company is obligated under a month-to-month
                           lease, as lessee, for office space in Maryland. The lease provides for monthly rent of $175. Total rent expense was $2,100, $2,100 and $6,300 for the years ended October 31, 2003 and 2004 and the period July
                           6, 2001 (inception) to October 31, 2004, respectively.

                           The Company leases office and laboratory space in Arizona. The Company previously subleased this space from Dynamic Management Resolutions, LLC (see Note 2) until March 5, 2004, when the lease was assigned from Dynamic Management Resolutions to the Company. The lease expires April 30, 2009 and has non-cancelable lease payments into 2006. The lease provides for monthly rent of approximately $2,845 with 3% annual escalations. Total rent expense was $17,873, $16,929 and $56,851 for the years ended October 31, 2003 and 2004, and the period July 6, 2001 (inception) to October 31, 2004, respectively.

                           The future minimum lease payments required under operating leases that have an initial non-cancelable lease term greater than one year as of October 31, 2004 are as follows:

                           Year Ending
                           October 31,                                                  Amount
                           ------------------------------------------------------------------------
                              2005                                                      $ 17,510
                              2006                                                        16,051
                           ------------------------------------------------------------------------
                              Total                                                     $ 33,561
                           ========================================================================

8.  Financial              The Company has incurred losses since its inception
    condition              in excess of $14,500,000 and has had no product sales
                           from its inception through fiscal year 2004. As explained in Note 1, the Company has been in the development stage since its inception, which has included product development, raising capital, and putting in place a management team.

                           The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. In addition, the Company intends to continue its policy of paying significant portions of compensation with its common stock. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

                           The Company's ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above. The existing cash balance will fund approximately 3 months of operations if no additional cash is raised. The Company anticipates it will require at least $2,500,000 to $4,000,000 over the next twelve months to complete its research and development and fund working capital (including the cost of components necessary to commence production). The Company also anticipates it will need to maintain the current workforce to achieve commercially viable sales levels. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue. Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company's noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

9.  Commitments            The Company has entered into employment agreements
                           with its four senior employees. The contracts provide for $384,000 of cash compensation and $586,000 in additional compensation payable in cash and/or stock annually. The contracts also provide severance payments if termination occurs before January 1, 2006. Maximum termination payments would be $970,000 and 5,800,000 shares of common stock if termination occurs in 2005.

10. Subsequent             The Company has raised $292,000 since October 31,
    ecents                 2004 through the sale of investment units containing
                           convertible notes and through the sale of common shares. All of the notes have converted to common shares. A summary of the investments is as follows:

                                                                       Amount of
                           Investment Date       Date Converted       Investment       Shares      Price per share
                           -----------------------------------------------------------------------------------------
                           November 2004        November 5, 2004     $      20,000      66,667          $0.30
                           November 2004        November 8, 2004            14,000      46,667           0.30
                           November 2004        November 9, 2004            25,000      83,333           0.30
                           November 2004        November 9, 2004            10,000      33,333           0.30
                           November 2004        November 12, 2004           20,000      66,667           0.30
                           December 2004               NA                  100,000     111,150           0.90
                           December 2004               NA                   20,000      21,300           0.94
                           December 2004               NA                   28,000      29,500           0.95
                           December 2004               NA                   10,000      10,600           0.94
                           December 2004               NA                   45,000      47,500           0.95
                           -----------------------------------------------------------------------------------------
                           Totals                                    $     292,000     516,717          $0.57
                           =========================================================================================


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2005.

                                    CDEX INC.





                         By:   /s/ Malcolm H. Philips
                              ----------------------------------
                              Name: Malcolm H. Philips
                              Title: CEO/President



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints Malcolm H. Philips Jr., as such person's true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for such person in name, place and stead, to sign in any and all amendments to this report on Form 10-KSB, in any and all capacities, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agents, and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.





NAME                                   TITLE                         DATE
----                                   -----                         ----


/s/ Malcolm H. Philips       CEO/PRESIDENT/CHAIRMAN OF THE     January 28, 2005
------------------------     BOARD OF DIRECTORS (PRINCIPLE
MALCOLM H. PHILIPS JR.       FINANCIAL AND ACCOUNTING OFFICER)


/s/ Timothy Shriver          SR. VICE PRESIDENT OF TECHNICAL   January 28, 2005
------------------------     OPERATIONS/DIRECTOR
TIMOTHY SHRIVER

/s/ George Dials             DIRECTOR                          January 28, 2005
------------------------
GEORGE DIALS

/s/ Dr. BD Liaw              DIRECTOR                          January 28, 2005
------------------------
DR. BD LIAW

/s/ John A. Knubel           DIRECTOR                          January 28, 2005
------------------------
JOHN A. KNUBEL