Form 10QSB
period 2005-01-31
CDEX INC
filed 2005-03-17
CIK 1173738

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2005

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

                         1700 Rockville Pike, Suite 400
                           Rockville, Maryland, 20852
                                  301-881-0080
     (Address of principal executive offices and registrant's phone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the last practicable date.

         Class A Common Stock:      29,922,669 shares as of March 16, 2005
         Class B Common Stock:         220,000 shares as of March 16, 2005

Transitional Small Business Disclosure Format. Yes [_] No [X]



--------------------------------------------------------------------------------

                                    CDEX INC.
                                   FORM 10-QSB

                 For the Quarterly Period Ended January 31, 2005

                                      INDEX

                                                                                                                                Page
Part I     Financial Information

  Item 1.  Financial Statements
           Condensed Consolidated Balance Sheet as of January 31, 2005.............................................................3
           Condensed Consolidated Statements of Operations for the Three Months ended January 31, 2005 and 2004....................4
           Condensed Consolidated Statements of Cash Flow for the Three Months ended January 31, 2005 and 2004.....................5
           Notes to Condensed Consolidated Financial Statements....................................................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation........................................8
  Item 3.  Controls and Procedures................................................................................................16

Part II    Other Information

  Item 1.  Legal Proceedings......................................................................................................17
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................................................17
  Item 3.  Defaults Under Senior Securities.......................................................................................17
  Item 4.  Submission of Matters to a Vote of Security Holders....................................................................17
  Item 5.  Other Information......................................................................................................17
  Item 6.  Exhibits...............................................................................................................17

Signatures........................................................................................................................18


              Cautionary Note Regarding Forward-Looking Statements

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                    CDEX Inc.

                      Balance Sheet as of January 31, 2005
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                      $ 108,120
                 Accounts receivable                                               83,800
                 Inventory (primarily raw materials)                               97,021
                 Prepaid expenses                                                   2,845
                                                                              -----------
          Total current assets                                                    291,786

          Property and equipment
                 Laboratory and computer equipment                                603,276
                 Furniture and fixtures                                             1,666
                 Building improvements                                              1,265
                                                                              -----------
          Total property and equipment                                            606,207
                 Less: Accumulated depreciation                                  (558,804)
                                                                              -----------
          Net property and equipment                                               47,403

          Other assets                                                              2,499

                                                                              -----------
Total Assets                                                                    $ 341,688
                                                                              ===========

Liabilities and Stockholders' Deficit

          Current Liabilities
                 Accounts payable and accrued expenses                          $ 316,623
                 Deferred compensation                                            316,757
                 Deferred revenue                                                  10,000
                 Deferred rent                                                      8,068
                                                                              -----------
          Total Current Liabilties                                                651,448

          Total Liabilities                                                       651,448

Commitments and Contingencies

Stockholders' Deficit
          Preferred Stock - $.005 par value per share, 6,000,000
                 shares authorized and none outstanding                                 -
          Class A common stock - $.005 par value per share, 33,500,000
                 shares authorized and  29,689,335 outstanding                    148,451
          Class B common stock - $.005 par value per share, 500,000
                 shares authorized and 220,000 outstanding                          1,100
          Additional paid in capital                                           15,325,984
          Deferred stock compensation                                            (140,120)
          Accumulated deficit                                                 (15,645,175)
                                                                              -----------
Total Stockholders' Deficit                                                      (309,760)

                                                                              -----------
Total Liabilities and Stockholders' Deficit                                     $ 341,688
                                                                              ===========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)

                                                   Three Months Ended
                                                      January 31
                                                2004             2005
                                             --------------   --------------
Revenue                                       $          -         $ 83,800

Cost of Revenue                                          -           64,258
                                             --------------   --------------
Gross Profit                                             -           19,542

Operating Expenses
       Development costs                           265,806          257,481
       General and administrative expenses         200,368          477,746
       Non-cash stock compensation                 691,925          377,476
                                             --------------   --------------
Total Operating Expenses                         1,158,099        1,112,703

Loss From Operations                            (1,158,099)      (1,093,161)

Other Income (Expense)
       Interest income                                  70              519
       Interest expense                                (14)               -
                                             --------------   --------------
Total Other Income (Expense)                            56              519

                                             --------------   --------------
Net Loss                                      $ (1,158,043)    $ (1,092,641)
                                             ==============   ==============

Basic and diluted net loss
       per common share:                      $      (0.05)    $      (0.04)

Basic and diluted weighted average
       common shares oustanding                 23,525,019       29,733,199


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows
                                  (unaudited)

                                                                         Three Months Ended
                                                                              January 31
                                                                        2004             2005
                                                                   --------------   -------------
Cash Flows from Operating Activities
      Net loss                                                      $ (1,158,043)   $ (1,092,641)
      Adjustments to reconcile net loss to cash used by
             operating activities
                    Depreciation                                          21,306           4,189
                    Stock compensation                                   691,925         377,476
                    Noncash interest                                           -               -
             Changes in operating assets and liabilities
                    Inventory                                                  -          49,128
                    Accounts receivable                                   89,877         (83,800)
                    Prepaid expenses                                      (3,000)          1,148
                    Other assets                                               -          (1,100)
                    Current liabilities                                   38,754          92,343
                                                                   --------------   -------------
Net cash used by operating activities                                   (319,181)       (653,257)

Cash Flows from Investing Activities
      Purchase of property and equipment                                  (9,837)         (2,108)
                                                                   --------------   -------------
Net cash used by investing activities                                     (9,837)         (2,108)

Cash Flows from Financing Activities
      Proceeds from sale of common stock                                 152,501         203,000
      Proceeds from convertible notes payable                                  -          89,000
                                                                   --------------   -------------
Net cash provided by financing activities                                152,501         292,000
                                                                   --------------   -------------

Net decrease in cash                                                    (176,517)       (363,365)

Cash and cash equivalents, beginning of the period                       342,923         471,485

                                                                   --------------   -------------
Cash and cash equivalents, end of the period                        $    166,406    $    108,120
                                                                   ==============   =============


Supplemental Cash Flow Information
      Actual cash payments for interest                             $         14    $          -
      Conversion of convertible notes payable to common stock       $          -    $     89,000
      Common stock issued in non-cash transactions                  $    352,500    $      5,700

The accompanying Notes to Financial Statements are an integral part of these financial statements.

CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2005


1. General

The financial statements included herein have been prepared, without audit, pursuant to the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in CDEX Inc.'s Audited Financial Statements for the year ended October 31, 2004.

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2005, results of operations for the three month periods ended January 31, 2005 and January 31, 2004, and cash flows for the three month periods ended January 31, 2005 and January 31, 2004. Interim results are not necessarily indicative of results for an entire year.

2. Basis of Presentation

USE OF ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE: Revenue recognized represents amounts earned for products and services. Revenue is recognized at contractually agreed upon rates in the fiscal period in which products are delivered to customers and services are performed. Revenue is not recognized for amounts not due pending customer acceptance of the product.

DEFERRED REVENUE: Deferred revenue represents amounts invoiced but not recognized as revenue if collectibility is uncertain.

RESEARCH AND DEVELOPMENT: Total research and development costs include labor for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statement of Operations as development costs.

3. Stock Based Compensation

All stock based compensation is recorded at fair value. The Company has provided restricted stock grants to employees and consultants as the principal element of their compensation. The Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determinable.

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

The Company in 2003 and 2004 awarded some of the common shares in advance of when the service was performed. These amounts are shown as deferred stock compensation in shareholder's deficit in the accompanying balance sheet. The Company has also paid performance bonuses in common stock.

During the three months ended January 31, 2005, the Company granted 80,000 Class A shares of common stock to employees and a consultant at a fair value of $.57 per share. The fair value was determined using the weighted average value of the proceeds per share received from sales of common stock and convertible promissory notes to unaffiliated purchasers during the first fiscal quarter of 2005. Total compensation expense related to stock awards for employees and consultants was $377,476 and $691,925 for the three months ended January 31, 2005 and 2004, respectively.

4. Equity Transactions

During the three months ended January 31, 2005, the Company received funding in the amount of $89,000 from the sale of convertible promissory notes. The notes are convertible into CDEX common stock at a price of approximately $0.30 per share or a total of 296,667 shares of common stock, and all of these investors have elected to convert after purchasing the note.

During the three months ended January 31, 2005, the Company received funding in the amount of $203,000 from the sale of 220,050 shares of common stock, at an average price of approximately $0.88 per share.

5. Subsequent Events

In February 2005, the spouse of the Chief Executive Officer purchased a convertible note of CDEX, paying interest at 9%, in the amount of $62,000. The note is redeemable at face value for cash. The company also received $175,000 in funding during February to March 16, 2005 from the exercise of warrants sold in 2004 for 233,334 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion in conjunction with our unaudited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

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

In the medical area, we plan on continuing our emphasis on our ValiMed(TM) product line, designed to validate authenticity of prescription medications (which is intended for use in ensuring that medication has not been counterfeited or that the medication administered is what was prescribed). We are expanding marketing efforts having introduced our initial products to the field in November 2004, and supporting field test sites and third party research projects. Our first products are focused on the prescription medication anti-counterfeiting market, with the ValiMed(TM) Impaired Clinician Solution being the first completed product CDEX placed in the end-consumer marketplace, to be followed closely thereafter by introduction of a quality assurance based application - also focused on healthcare - namely the ValiMed(TM) Patient Safety Solution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2004

Revenue: Revenue was $83,800 and $0 during the three months ended January 31, 2005 and January 31, 2004, respectively. The revenue during the first fiscal quarter of 2005 was from the delivery of ValiMed (TM) units to hospital pharmacy customers.

Cost of revenue: Cost of revenue was $64,258 and $0 during the three months ended January 31, 2005 and January 31, 2004, respectively. The costs during the first fiscal quarter of 2005 were for component parts and external manufacturing costs of ValiMed (TM) units.

Research and development costs: Research and development costs were $257,481 during the three months ended January 31, 2005, compared with $265,806 during the three months ended January 31, 2004. The decrease of $8,324 (or 3%) resulted from the company nominally reducing research and development activities to focus on the distribution its ValiMed (TM) product.

General and administrative expenses: General and administrative expenses were $477,746 during the three months ended January 31, 2005 compared with $200,638 during the three months ended January 31, 2004. This increase of $277,377 (or 138%) resulted primarily from higher payroll costs and professional services expenses including legal and accounting costs, and secondarily from sales and marketing activities, and travel.

Non-cash stock compensation: Non-cash stock compensation expense was $377,476 during the three months ended January 31, 2005, compared with $691,925 during the three months ended January 31, 2004. This decrease of $314,449 (or 45%) resulted from the full amortization of various stock grants in 2004 and a lower average stock price in 2005 for non-cash stock compensation compared to 2004.

Other income (expense): Other income was $519 during the three months ended January 31, 2005, compared with $56 during the three months ended January 31, 2004. This increase resulted primarily from a higher cash balance in an interest earning account in the first fiscal quarter of 2005 compared with the first fiscal quarter of 2004.

Net loss was $1,092,641 during the three months ended January 31,2005, compared with a net loss of $1,158,043 during the three months ended January 31, 2004, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of January 31, 2005, we had working capital of $291,786, including $108,120 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 to $4,000,000 over the next twelve months to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our first products. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. We continue to seek prospective investors who may provide some of this funding.

During the three months ended January 31, 2005, we received funding in the amount of $89,000 from the sale of convertible promissory notes. The notes are convertible into CDEX common stock at a price of approximately $0.30 per share or a total of 296,667 shares of common stock, and all of these investors have elected to convert after purchasing the note. We also received funding in the amount of $203,000 from the sale of 220,050 shares of common stock shares, at an average price of approximately $0.88 per share.

In February 2005, the spouse of the Chief Executive Officer purchased a convertible note of CDEX, paying interest at 9%, in the amount of $62,000. The note is redeemable at face value for cash. We also received $175,000 in funding during February to March 16, 2005 from the exercise of warrants sold in 2004 for 233,334 shares of common stock.

We have received limited revenues from operations to date and are actively negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. We believe we may potentially begin to generate additional revenues from such licenses or product sales as early as the third calendar quarter of 2005. However, we cannot be certain whether or when we will receive such revenues. We have received $10,000 in customer payments during the three months ended January 31, 2005, and $67,800 in customer payments during February to March 16, 2005.

We had a net decrease in cash and cash equivalents of $363,365 and $176,517 during the three months ended January 31, 2005 and 2004, respectively. We used net cash of $653,257 and $319,181 in operating activities during the three months ended January 31, 2005 and 2004, respectively, and capitalized $2,108 and $9,837 in property and equipment during the three months ended January 31, 2005 and 2004, respectively. We received proceeds in the amount of $292,000 and $152,501 from the sale of convertible notes and shares of common stock to accredited investors during the three months ended January 31, 2005 and 2004, respectively.

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

REVENUE: Revenue recognized represents amounts earned for products and services. Revenue is recognized at contractually agreed upon rates in the fiscal period in which products are delivered to customers and services are performed. Revenue is not recognized for amounts not due pending customer acceptance of the product.

DEFERRED REVENUE: Deferred revenue represents amounts invoiced but not recognized as revenue if collectibility is uncertain.

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $4,189 during the three months ended January 31, 2005 compared with $21,306 during the three months ended January 31, 2004.

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

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this report. The following risks relate principally to CDEX's business and contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" at the front of this report.

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

In April 2004, we retained a qualified part-time chief financial officer on a consultancy basis who may become a full-time employee of CDEX and at that time assume responsibilities as principal accounting and financial officer. However, whether this individual will become a long-term chief financial officer remains uncertain and depends upon a number of factors, including negotiation of salary and benefits and the adaptability of this individual's skill set to our needs. The responsibilities of the principal accounting and financial officer are currently being handled by our CEO. We have also added to our board of directors a qualified financial expert as described in the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the chief executive and financial officers, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls. We are in the process of reviewing our internal controls with a view toward documenting the required controls and procedures and adopting a testing plan. This process is in the initial stages beginning with the review of procurement and inventory functions. We plan on completing the documentation, testing and remediation as required during fiscal year 2006 to be compliant under Section 404 of the Sarbanes-Oxley Act.

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

Our success and ability to compete will depend in part on the protection of our potential patents and other proprietary information. We currently have five patent applications pending for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

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

ITEM 3. CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Malcolm Philips, our President, Chairman, Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of January 31, 2005. In addition, during the three months ended January 31, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS

31. Rule 13a-14(a) Certification of Malcolm H. Philips.
31. Section 1350 Certification of Malcolm H. Philips.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.

                                    CDEX INC.




                          By: /s/ Malcolm H. Philips
                              ----------------------------
                              Name: Malcolm H. Philips
                              Title: CEO/President
                              (Principal Financial and
                              Accounting Officer)