Form 10QSB
period 2005-04-30
CDEX INC
filed 2005-06-14
CIK 1173738

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2005

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the last practicable date.

    Class A Common Stock:     33,252,567 shares as of June 14, 2005
    Class B Common Stock:        220,000 shares as of June 14, 2005

Transitional Small Business Disclosure Format. Yes [ ] No [X]


--------------------------------------------------------------------------------

                                    CDEX INC.
                                   FORM 10-QSB

                  For the Quarterly Period Ended April 30, 2005

                                      INDEX

                                                                                                                      Page
Part I   Financial Information

  Item 1.  Financial Statements
           Condensed Balance Sheet as of April 30, 2005..................................................................3
           Condensed Statements of Operations for the Three and Six Months
             ended April 30, 2005 and 2004...............................................................................4
           Condensed Statements of Cash Flow for the Six Months ended April 30, 2005 and 2004............................5
           Notes to Condensed Financial Statements.......................................................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation..............................8
  Item 3.  Controls and Procedures......................................................................................15

Part II  Other Information

  Item 1.  Legal Proceedings............................................................................................16
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................................................16
  Item 3.  Defaults Under Senior Securities.............................................................................16
  Item 4.  Submission of Matters to a Vote of Security Holders..........................................................16
  Item 5.  Other Information............................................................................................16
  Item 6.  Exhibits.....................................................................................................16

Signatures..............................................................................................................17

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CDEX Inc.

                       Balance Sheet as of April 30, 2005
                                   (unaudited)

Assets
               Current assets
                      Cash and cash equivalents                                        $    627,110
                      Accounts receivable                                                    60,857
                      Inventory (primarily raw materials)                                   217,393
                      Prepaid expenses                                                        2,845
                                                                                       ------------
               Total current assets                                                         908,205

               Property and equipment
                      Laboratory and computer equipment                                     603,276
                      Furniture and fixtures                                                  1,666
                      Building improvements                                                   1,265
                                                                                       ------------
               Total property and equipment                                                 606,207
                      Less: Accumulated depreciation                                       (562,993)
                                                                                       ------------
               Net property and equipment                                                    43,214

               Other assets                                                                   2,499

                                                                                       ------------
     Total Assets                                                                      $    953,918
                                                                                       ============

     Liabilities and Stockholders' Equity

               Current Liabilities
                      Accounts payable and accrued expenses                            $    283,861
                      Deferred compensation                                                 517,097
                      Deferred revenue                                                       30,000
                      Deferred rent                                                           8,068
                                                                                       ------------
               Total Current Liabilties                                                     839,026

     Commitments and Contingencies

     Stockholders' Equity
               Preferred Stock - $.005 par value per share, 6,000,000
                      shares authorized and none outstanding                                     --
               Class A common stock - $.005 par value per share, 33,500,000
                      shares authorized and  31,441,373 outstanding                         157,211
               Class B common stock - $.005 par value per share, 500,000
                      shares authorized and 220,000 outstanding                               1,100
               Additional paid in capital                                                16,708,266
               Deferred stock compensation                                                 (163,373)
               Accumulated deficit                                                      (16,588,312)
                                                                                       ------------
     Total Stockholders' Equity                                                             114,892

                                                                                       ------------
     Total Liabilities and Stockholders' Equity                                        $    953,918
                                                                                       ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)

                                                                  Three Months Ended                    Six Months Ended
                                                                        April 30                            April 30
                                                                2004             2005               2004              2005
                                                            --------------  ---------------     --------------   -------------
     Revenue                                                $      4,069      $     23,860      $      4,069      $    107,660

     Cost of Revenue                                                  --             4,200                --            68,458
                                                            ------------      ------------      ------------      ------------

     Gross Profit                                                  4,069            19,660             4,069            39,202

     Operating Expenses
            Development costs                                    425,900           245,097           691,706           502,578
            General and administrative expenses                  314,853           301,227           515,221           778,973
            Non-cash stock compensation                          630,962           416,629         1,322,887           794,105
                                                            ------------      ------------      ------------      ------------
     Total Operating Expenses                                  1,371,715           962,953         2,529,814         2,075,656

     Loss From Operations                                     (1,367,646)         (943,293)       (2,525,745)       (2,036,454)

     Other Income (Expense)
            Interest income                                           --               156                70               675
            Interest expense                                    (206,224)               --          (206,238)               --
                                                            ------------      ------------      ------------      ------------
     Total Other Income (Expense)                               (206,224)              156          (206,168)              675

                                                            ------------      ------------      ------------      ------------
     Net Loss                                               $ (1,573,870)     $   (943,137)     $ (2,731,913)     $ (2,035,779)
                                                            ============      ============      ============      ============

     Basic and diluted net loss
            per common share:                               $      (0.07)     $      (0.03)     $      (0.12)     $      (0.07)

     Basic and diluted weighted average
            common shares oustanding                          23,805,866        30,763,565        23,665,442        30,248,382


The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                    CDEX Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                                              Six Months Ended
                                                                                   April 30
                                                                            2004             2005
                                                                       ---------------   --------------
     Cash Flows from Operating Activities
             Net loss                                                  $(2,731,912)         $(2,035,778)
             Adjustments to reconcile net loss to cash used by
                    operating activities
                           Depreciation                                     85,974                8,379
                           Stock compensation                            1,322,886              794,105
                           Noncash interest                                205,829                   --
                    Changes in operating assets and liabilities
                           Inventory                                            --              (71,244)
                           Accounts receivable                              85,808              (60,857)
                           Prepaid expenses                                  1,617                1,148
                           Other assets                                         --               (1,100)
                           Current liabilities                             223,239               79,580
                                                                       -----------          -----------
     Net cash used by operating activities                                (806,559)          (1,285,767)

     Cash Flows from Investing Activities
             Purchase of property and equipment                            (20,618)              (2,108)
                                                                       -----------          -----------
     Net cash used by investing activities                                 (20,618)              (2,108)

     Cash Flows from Financing Activities
             Proceeds from sale of common stock                            152,501            1,354,500
             Proceeds from convertible notes payable                     1,408,000               89,000
             Proceeds from related party convertible notes payable         100,000               62,000
             Repayment of related party convertible notes payable         (100,000)             (62,000)
                                                                       -----------          -----------
     Net cash provided by financing activities                           1,560,501            1,443,500
                                                                       -----------          -----------

     Net increase in cash                                                  733,324              155,625

     Cash and cash equivalents, beginning of the period                    342,923              471,485

                                                                       -----------          -----------
     Cash and cash equivalents, end of the period                      $ 1,076,247          $   627,110
                                                                       ===========          ===========


     Supplemental Cash Flow Information
             Actual cash payments for interest                         $       471          $        --
             Conversion of convertible notes payable to common stock   $   658,000          $    89,000
             Common stock issued in non-cash transactions              $   367,500          $   215,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 APRIL 30, 2005


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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2005, results of operations for the three and six month periods ended April 30, 2005 and April 30, 2004, and cash flows for the six month periods ended April 30, 2005 and April 30, 2004. Interim results are not necessarily indicative of results for an entire year.

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

3. Stock Based Compensation

All stock based compensation is recorded at fair value. The Company has provided restricted stock grants to employees and consultants as a significant element of their compensation. The Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determinable.

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

During the six months ended April 30, 2005, the Company granted 300,000 Class A shares of common stock to employees and consultants at a fair value of $.57 in the first fiscal quarter of 2005 and $.77 per share in second fiscal quarter of 2005. The fair value was determined using the weighted average value of the proceeds per share received from sales of common stock and convertible promissory notes to unaffiliated purchasers during the first and second fiscal quarters of 2005. Total compensation expense related to stock awards for employees and consultants was $416,629 and $630,961 for the three months ended April 30, 2005 and 2004, respectively, and $794,105 and $1,322,866 for the six months ended April 30, 2005 and 2004, respectively.

4. Equity Transactions

During the six months ended April 30, 2005, the Company received $89,000 in funding from the sale of convertible promissory notes. The notes are convertible into CDEX common stock at a price of approximately $0.30 per share or a total of 296,667 shares of common stock, and all of these investors elected to convert after purchasing the note.

During the six months ended April 30, 2005, the Company received $640,500 in funding from the sale of 790,750 shares of common stock, at an average price of approximately $0.81 per share.

During the six months ended April 30, 2005, the Company received $714,000 in funding from the exercise of warrants into 961,338 shares of common stock, at an average price of approximately $.75 per share.

5. Subsequent Events

Subsequent to April 30, 2005, the Company has issued 1,466,980 shares of common stock to employees and consultants for deferred compensation, 221,879 shares of common stock for $193,000 in funding, and 122,335 shares of common stock from the exercise of warrants for $98,750 in funding.

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

In the medical area, we plan on continuing our emphasis on our ValiMed(TM) product line, designed to validate authenticity of prescription medications (which is intended for use in ensuring that medication has not been counterfeited or that the medication administered is what was prescribed). We are expanding marketing efforts having introduced our initial products to the field in November 2004, and supporting field test sites and third party research projects. Our first products are focused on the prescription medication anti-counterfeiting and validation markets, with the ValiMed(TM) Impaired Clinician Solution being the first completed product CDEX placed in the end-consumer marketplace, to be followed closely thereafter by introduction of a quality assurance based application - also focused on healthcare - namely the ValiMed(TM) Patient Safety Solution.

In the explosive detection area, the PS(3) (Personnel Security Screening System, designed to detect trace amounts of explosive on surfaces impacted by ultraviolet energy) is scheduled to be our first end-consumer product. We anticipate revenue from our security market (e.g., explosive detection equipment) to be via government development contracts, licensing agreements with existing vendors of security equipment and explosive detection products, followed by unit sales to end-users. We have entered into discussions with certain security solution vendors and have submitted joint proposals with several large companies, but have not yet won proposals with those vendors or reached any definitive licensing-type agreements with them. While potential licensing opportunities are being fully explored, we will continue to prosecute development efforts. We anticipate continuing to seek development contracts with the U.S. government for development of future products, including those associated with detection of chemical and biological weapons. We have elected to defer additional work on landmine detection pending receipt of additional resources to address some of the technical issues associated with commercialization, e.g., increasing the footprint and speed of the unit. There are a number of competitors in the explosive detection area that are actively marketing products and solutions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED APRIL 30, 2004

Revenue: Revenue was $23,860 and $4,069 during the three months ended April 30, 2005 and April 30, 2004, respectively. The revenue during the second fiscal quarter of 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers. The revenue during the second fiscal quarter of 2004 was from a development agreement with the U.S. Department of Defense under which we performed a feasibility study for detection of chemical and biological agents with our existing technologies.

Cost of revenue: Cost of revenue was $4,200 and $0 during the three months ended April 30, 2005 and April 30, 2004, respectively. The costs during the second fiscal quarter of 2005 were for external manufacturing costs of ValiMed (TM) units.

Research and development costs: Research and development costs were $245,097 during the three months ended April 30, 2005, compared with $425,900 during the three months ended April 30, 2004. The decrease of $180,803 (or 42%) resulted from the company reducing research and development activities to focus on the distribution its ValiMed (TM) product.

General and administrative expenses: General and administrative expenses were $301,227 during the three months ended April 30, 2005 compared with $314,853 during the three months ended April 30, 2004. This decrease of $13,626 (or 4%) resulted primarily from lower professional services expenses including legal and accounting costs, offset by an increase of payroll, facilities and sales and marketing costs.

Non-cash stock compensation: Non-cash stock compensation expense was $416,629 during the three months ended April 30, 2005, compared with $630,961 during the three months ended April 30, 2004. This decrease of $214,332 (or 34%) resulted from the full amortization of various stock grants in 2004 and a lower average stock price in 2005 for non-cash stock compensation compared to 2004.

Other income (expense): Other income was $156 during the three months ended April 30, 2005, compared with expense of $206,224 during the three months ended April 30, 2004. This increase resulted primarily from a higher cash balance in an interest earning account in the second fiscal quarter of 2005 compared with the second fiscal quarter of 2004. The expense in the second fiscal quarter of 2004 was from the amortization of financing costs associated with warrants to interest expense.

Net loss was $943,137 during the three months ended April 30,2005, compared with a net loss of $1,573,870 during the three months ended April 30, 2004, due to the foregoing factors.

SIX MONTHS ENDED APRIL 30, 2005 COMPARED TO SIX MONTHS ENDED APRIL 30, 2004

Revenue: Revenue was $107,660 and $4,069 during the six months ended April 30, 2005 and April 30, 2004, respectively. The revenue during the first and second fiscal quarters of 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers. The revenue during the second fiscal quarter of 2004 was from a development agreement with the U.S. Department of Defense under which we performed a feasibility study for detection of chemical and biological agents with our existing technologies.

Cost of revenue: Cost of revenue was $68,458 and $0 during the six months ended April 30, 2005 and April 30, 2004, respectively. The costs during the first and second fiscal quarters of 2005 were for component parts and external manufacturing costs of ValiMed (TM) units.

Research and development costs: Research and development costs were $502,578 during the six months ended April 30, 2005, compared with $691,706 during the six months ended April 30, 2004. The decrease of $189,128 (or 27%) resulted from the company reducing research and development activities to focus on the distribution its ValiMed (TM) product.

General and administrative expenses: General and administrative expenses were $778,973 during the six months ended April 30, 2005 compared with $515,221 during the six months ended April 30, 2004. This increase of $263,752 (or 51%) resulted primarily from higher payroll costs and professional services expenses including legal and accounting costs, and secondarily from sales and marketing activities, and travel.

Non-cash stock compensation: Non-cash stock compensation expense was $794,105 during the six months ended April 30, 2005, compared with $1,322,886 during the six months ended April 30, 2004. This decrease of $528,781 (or 40%) resulted from the full amortization of various stock grants in 2004 and a lower average stock price in 2005 for non-cash stock compensation compared to 2004.

Other income (expense): Other income was $675 during the six months ended April 30, 2005, compared with expense of $206,168 during the six months ended April 30, 2004. This increase resulted primarily from a higher cash balance in an interest earning account in the first and second fiscal quarters of 2005 compared with 2004. The expense in the second fiscal quarter of 2004 was from the amortization of financing costs associated with warrants to interest expense.

Net loss was $2,035,779 during the six months ended April 30,2005, compared with a net loss of $2,731,913 during the six months ended April 30, 2004, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of April 30, 2005, we had working capital of $69,179, including $627,110 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 to $4,000,000 over the next twelve months to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our first products. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. We continue to seek prospective investors who may provide some of this funding.

During the six months ended April 30, 2005, the Company received $89,000 in funding from the sale of convertible promissory notes. The notes are convertible into CDEX common stock at a price of approximately $0.30 per share or a total of 296,667 shares of common stock, and all of these investors elected to convert after purchasing the note.

During the six months ended April 30, 2005, the Company received $640,500 in funding from the sale of 790,750 shares of common stock, at an average price of approximately $0.81 per share.

During the six months ended April 30, 2005, the Company received $714,000 in funding from the exercise of warrants into 961,338 shares of common stock, at an average price of approximately $.75 per share.

In February 2005, the spouse of the Chief Executive Officer purchased a convertible note of CDEX, paying interest at 9%, in the amount of $62,000. The note was redeemed at face value for cash in March 2005.

We have received limited revenues from operations to date and are actively negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. We believe we may potentially begin to generate additional revenues from such licenses or product sales as early as the third calendar quarter of 2005. However, we cannot be certain whether or when we will receive such revenues. We have received $76,803 in customer payments during the six months ended April 30, 2005.

We had a net increase in cash and cash equivalents of $155,625 and $733,325 during the six months ended April 30, 2005 and 2004, respectively. We used net cash of $1,285,767 and $806,559 in operating activities during the six months ended April 30, 2005 and 2004, respectively, and capitalized $2,108 and $9,837 in property and equipment during the six months ended April 30, 2005 and 2004, respectively. We received proceeds in the amount of $1,443,500 and $1,560,501 from the sale of convertible notes and shares of common stock to accredited investors during the six months ended April 30, 2005 and 2004, respectively.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $8,379 during the six months ended April 30, 2005 compared with $85,974 during the six months ended April 30, 2004.

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

In April 2004 we retained a qualified part-time chief financial officer on a consultancy basis, however, we have not retained a long-term chief financial officer. The responsibilities of the principal accounting and financial officer are currently being handled by our CEO. We have also added to our board of directors a qualified financial expert as described in the Sarbanes-Oxley Act.

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


ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Malcolm Philips, our President, Chairman, Chief Executive Officer and Principal Accounting and Financial

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of April 30, 2005. In addition, during the three months ended April 30, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2005, the Company received $437,500 in funding from the sale of 570,700 unregistered shares of Class A common stock, at an average price of approximately $0.77 per share.

During the three months ended April 30, 2005, the Company received $714,000 in funding from the exercise of warrants into 961,338 unregistered shares of Class A common stock, at an average price of approximately $.75 per share.

The proceeds from the sales of unregistered securities are for working capital purposes, including product development, sales and marketing activities, and general and administrative purposes.

These shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31. Rule 13a-14(a) Certification of Malcolm H. Philips.
31. Section 1350 Certification of Malcolm H. Philips.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2005.


                                    CDEX INC.




By: /s/ Malcolm H. Philips
    ----------------------------------
Name:   Malcolm H. Philips
Title:  President, Chairman, Chief Executive
        Officer, and Chief Accounting and
        Financial Officer