Form 10QSB
period 2005-07-31
CDEX INC
filed 2005-09-14
CIK 1173738

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2005

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the last practicable date.

         Class A Common Stock:       33,798,971 shares as of September 10, 2005
         Class B Common Stock:          175,000 shares as of September 10, 2005

Transitional Small Business Disclosure Format. Yes [  ] No [X]



--------------------------------------------------------------------------------

                                    CDEX INC.
                                   FORM 10-QSB

                  For the Quarterly Period Ended July 31, 2005

                                      INDEX

                                                                                                                          Page
Part I      Financial Information

  Item 1.  Financial Statements
                  Condensed Balance Sheet as of July 31, 2005...............................................................3
                  Condensed Statements of Operations for the Three and Nine Months
                    ended July 31, 2005 and 2004............................................................................4
                  Condensed Statements of Cash Flow for the Nine Months ended July 31, 2005 and 2004........................5
                  Notes to Condensed Financial Statements...................................................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation.................................8
  Item 3.  Controls and Procedures.........................................................................................15

Part II    Other Information

  Item 1.  Legal Proceedings...............................................................................................16
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................................16
  Item 3.  Defaults Under Senior Securities................................................................................16
  Item 4.  Submission of Matters to a Vote of Security Holders.............................................................16
  Item 5.  Other Information...............................................................................................16
  Item 6.  Exhibits........................................................................................................16

Signatures.................................................................................................................17



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   CDEX Inc.

                       Balance Sheet as of July 31, 2005
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                   $    336,863
                 Accounts receivable                                               69,900
                 Inventory (primarily raw materials)                              289,610
                 Prepaid expenses                                                   2,845
                                                                             ------------
          Total current assets                                                    699,218

          Property and equipment
                 Laboratory and computer equipment                                603,276
                 Furniture and fixtures                                             1,665
                 Building improvements                                              1,265
                                                                             ------------
          Total property and equipment                                            606,206
                 Less: Accumulated depreciation                                  (567,183)
                                                                             ------------
          Net property and equipment                                               39,023

          Other assets                                                              2,499

                                                                             ------------
Total Assets                                                                 $    740,740
                                                                             ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                       $    270,414
                 Deferred compensation                                            205,090
                 Deferred revenue                                                  10,000
                 Deferred rent                                                      8,068
                                                                             ------------
          Total Current Liabilties                                                493,572

Commitments and Contingencies

Stockholders' Equity
          Preferred Stock - $.005 par value per share, 3,000,000
                 shares authorized and none outstanding                                --
          Class A common stock - $.005 par value per share, 36,500,000
                 shares authorized and  33,404,234 outstanding                    167,026
          Class B common stock - $.005 par value per share, 500,000
                 shares authorized and 175,000 outstanding                            875
          Additional paid in capital                                           18,588,637
          Deferred stock compensation                                            (115,651)
          Accumulated deficit                                                 (18,393,719)
                                                                             ------------
Total Stockholders' Equity                                                        247,168

                                                                             ------------
Total Liabilities and Stockholders' Equity                                   $    740,740
                                                                             ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)

                                                      Three Months Ended                         Nine Months Ended
                                                           July 31                                    July 31
                                                    2004              2005                    2004               2005
                                                    ----              ----                    ----               ----
Revenue                                        $         --        $     54,489        $      4,069        $    162,149

Cost of Revenue                                          --              15,324                  --              83,782
                                               ------------        ------------        ------------        ------------

Gross Profit                                             --              39,165               4,069              78,367

Operating Expenses
       Development costs                            437,875             293,164           1,129,581             795,742
       General and administrative expenses          428,951             299,464             944,173           1,078,436
       Non-cash stock compensation                  552,852           1,253,926           1,875,738           2,048,031
                                               ------------        ------------        ------------        ------------
Total Operating Expenses                          1,419,678           1,846,553           3,949,492           3,922,209

Loss From Operations                             (1,419,678)         (1,807,389)         (3,945,423)         (3,843,842)

Other Income (Expense)
       Interest income                                1,151               2,464               1,221               3,140
       Interest expense                            (465,024)               (483)           (671,262)               (483)
                                               ------------        ------------        ------------        ------------
Total Other Income (Expense)                       (463,873)              1,981            (670,041)              2,657

                                               ------------        ------------        ------------        ------------
Net Loss                                       $ (1,883,551)       $ (1,805,408)       $ (4,615,464)       $ (3,841,185)
                                               ============        ============        ============        ============

Basic and diluted net loss
       per common share:                       $      (0.08)       $      (0.05)       $      (0.19)       $      (0.12)

Basic and diluted weighted average
       common shares oustanding                  24,678,202          33,201,118          24,003,029          31,232,627


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                                                   Nine Months Ended
                                                                                       July 31
                                                                             2004                   2005
                                                                             ----                   ----
Cash Flows from Operating Activities
        Net loss                                                          $ (4,615,464)          $ (3,841,185)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                             170,950                 12,569
                      Stock compensation                                     1,875,738              2,048,031
                      Noncash interest                                         670,853                      -
               Changes in operating assets and liabilities
                      Inventory                                                      -               (143,461)
                      Accounts receivable                                       89,877                (69,899)
                      Prepaid expenses                                           1,617                  1,148
                      Other assets                                                   -                 (1,100)
                      Current liabilities                                      265,934                 46,133
                                                                       ----------------       ----------------
Net cash used by operating activities                                       (1,540,494)            (1,947,764)

Cash Flows from Investing Activities
        Purchase of property and equipment                                     (24,524)                (2,108)
                                                                       ----------------       ----------------
Net cash used by investing activities                                          (24,524)                (2,108)

Cash Flows from Financing Activities
        Proceeds from sale of common stock                                     152,501              1,726,250
        Proceeds from convertible notes payable                              1,634,750                 89,000
        Proceeds from related party convertible notes payable                  100,000                 62,000
        Repayment of related party convertible notes payable                  (100,000)               (62,000)
                                                                       ----------------       ----------------
Net cash provided by financing activities                                    1,787,251              1,815,250
                                                                       ----------------       ----------------

Net increase (decrease) in cash                                                222,233               (134,622)

Cash and cash equivalents, beginning of the period                             342,923                471,485

                                                                       ----------------       ----------------
Cash and cash equivalents, end of the period                                 $ 565,156              $ 336,863
                                                                       ================       ================


Supplemental Cash Flow Information
        Actual cash payments for interest                                    $     471            $       483
        Conversion of convertible notes payable to common stock              $ 884,750            $    89,000
        Common stock issued in non-cash transactions                         $ 450,250            $ 1,669,177
        Conversion of Class B to Class A common stock                        $       -            $    49,500

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                  JULY 31, 2005


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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2005, results of operations for the three and nine month periods ended July 31, 2005 and July 31, 2004, and cash flows for the nine month periods ended July 31, 2005 and July 31, 2004. Interim results are not necessarily indicative of results for an entire year.

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

During the nine months ended July 31, 2005, the Company granted 1,766,980 Class A shares of common stock to employees and consultants, at a fair value ranging from $.57 to $1.37 per share. The fair value per share during the first and second fiscal quarters was determined using the weighted average value of the proceeds per share received from sales of common stock and convertible promissory notes to unaffiliated purchasers. The fair value per share during the third fiscal quarter was determined using the average price on the OTC Bulletin Board on the grant date. Total compensation expense related to stock awards for employees and consultants was $1,253,926 and $552,852 for the three months ended July 31, 2005 and 2004, respectively, and $2,048,031 and $1,875,738 for the nine months ended July 31, 2005 and 2004, respectively.

4. Equity Transactions

During the nine months ended July 31, 2005, the Company received $1,815,250 in funding and issued 2,499,636 shares at an average price of approximately $.73 per share. The funding comprised:

o $89,000 from the sale of convertible promissory notes. The notes are convertible into CDEX common stock at a price of approximately $0.30 per share or a total of 296,667 shares of common stock, and all of these investors elected to convert after purchasing the note.

o $892,750 from the exercise of warrants into 1,190,340 shares of common stock, at an average price of approximately $.75 per share.

o $833,500 from the sale of 1,012,629 shares of common stock, at an average price of approximately $0.82 per share.

5. Subsequent Events

Subsequent to July 31, 2005, the Company received $300,000 in funding from the sale of 394,737 shares of common stock, at an average price of approximately $.76 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

You should read the following discussion in conjunction with our unaudited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

PLAN OF OPERATION

CDEX Inc. was incorporated in the State of Nevada on July 6, 2001. We are a technology development company. Our primary focus is and will continue to be products from technologies that we develop in-house or acquire from other sources. Our current focus is on developing and marketing products using chemical detection and validation technologies. With regard to these technologies, our primary activities over the next twelve months will be to continue developing and marketing those products with increasing focus on marketing. At present, we are devoting our resources to the development and marketing of products for two potential markets:

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

Our initial validation products were ready for distribution in the third quarter of 2004, with additional products introduced in 2005. We will continue to develop and introduce new products, assuming adequate demand and funding.

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

We anticipate further increases to our existing sales force through hiring or channel sales partnering and budget to augment sales efforts in the healthcare industry as well as focus on sales to the federal government. For our fiscal year ending October 31, 2005 our marketing budget is $165,000 for external marketing expenditures, not including such expenses as travel and personnel. We anticipate entering into marketing and distribution partnerships with companies established in the healthcare market to distribute our anti-counterfeiting and quality assurance products through reseller agreements and technology partnerships where our validation and identification technologies will be integrated with their medication distribution systems.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004.

Revenue: Revenue was $54,489 and $0 during the three months ended July 31, 2005 and July 31, 2004, respectively. The revenue during the third fiscal quarter of 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers.

Cost of revenue: Cost of revenue was $15,324 and $0 during the three months ended July 31, 2005 and July 31, 2004, respectively. The costs during the third fiscal quarter of 2005 were for component parts and external manufacturing costs of ValiMed (TM) units.

Research and development costs: Research and development costs were $293,164 during the three months ended July 31, 2005, compared with $437,875 during the three months ended July 31, 2004. The decrease of $144,711 (or 33%) resulted from the company reducing research and development activities to focus on the distribution of its ValiMed (TM) product.

General and administrative expenses: General and administrative expenses were $299,464 during the three months ended July 31, 2005 compared with $428,951 during the three months ended July 31, 2004. This decrease of $129,488 (or 30%) resulted primarily from lower professional services expenses including legal and accounting costs, and secondarily from lower payroll costs.

Non-cash stock compensation: Non-cash stock compensation expense was $1,253,926 during the three months ended July 31, 2005, compared with $552,852 during the three months ended July 31, 2004. This increase of $701,074 (or 127%) resulted from a greater number of shares granted to employees and consultants and at a higher fair value per share in the third fiscal quarter of 2005 compared to the third fiscal quarter of 2004.

Other income (expense): Other income was $1,981 during the three months ended July 31, 2005, compared with expense of $463,873 during the three months ended July 31, 2004. This increase resulted primarily from a higher cash balance in an interest earning account in the third fiscal quarter of 2005 compared with 2004. The expense in the third fiscal quarter of 2004 was from the amortization of financing costs associated with warrants to interest expense.

Net loss was $1,805,408 during the three months ended July 31,2005, compared with a net loss of $1,883,551 during the three months ended July 31, 2004, due to the foregoing factors.

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004.

Revenue: Revenue was $162,149 and $4,069 during the nine months ended July 31, 2005 and July 31, 2004, respectively. The revenue during the three fiscal quarters of 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers. The revenue during the three fiscal quarters of 2004 was from a development agreement with the U.S. Department of Defense under which we performed a feasibility study for detection of chemical and biological agents with our existing technologies.

Cost of revenue: Cost of revenue was $83,782 and $0 during the nine months ended July 31, 2005 and July 31, 2004, respectively. The costs during the three fiscal quarters of 2005 were for component parts and external manufacturing costs of ValiMed (TM) units.

Research and development costs: Research and development costs were $795,742 during the nine months ended July 31, 2005, compared with $1,129,581 during the nine months ended July 31, 2004. The decrease of $333,839 (or 30%) resulted from the company reducing research and development activities to focus on the distribution of its ValiMed (TM) product.

General and administrative expenses: General and administrative expenses were $1,078,436 during the nine months ended July 31, 2005 compared with $944,173 during the nine months ended July 31, 2004. This increase of $134,263 (or 14%) resulted primarily from higher payroll costs and professional services expenses including legal and accounting costs, and secondarily from sales and marketing activities, and travel.

Non-cash stock compensation: Non-cash stock compensation expense was $2,048,031 during the nine months ended July 31, 2005, compared with $1,875,738 during the nine months ended July 31, 2004. This increase of $172,293 (or 9%) resulted from a greater number of shares granted to employees and consultants and at a higher fair value per share in the three fiscal quarters of 2005 compared to the three fiscal quarters of 2004.

Other income (expense): Other income was $2,657 during the nine months ended July 31, 2005, compared with expense of $670,041 during the nine months ended July 31, 2004. This increase resulted primarily from a higher cash balance in an interest earning account in the three fiscal quarters of 2005 compared with 2004. The expense in the three fiscal quarters of 2004 was from the amortization of financing costs associated with warrants to interest expense.

Net loss was $3,841,185 during the nine months ended July 31, 2005, compared with a net loss of $4,615,464 during the nine months ended July 31, 2004, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of July 31, 2005, we had working capital of $205,646, including $336,863 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 over the next twelve months to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our first products. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. We continue to seek prospective investors who may provide some of this funding.

During the nine months ended July 31, 2005, the Company received $1,815,250 in funding and issued 2,499,636 shares at an average price of approximately $.73 per share. The funding comprised:

o $89,000 from the sale of convertible promissory notes. The notes are convertible into CDEX common stock at a price of approximately $0.30 per share or a total of 296,667 shares of common stock, and all of these investors elected to convert after purchasing the note.

o $892,750 from the exercise of warrants into 1,190,340 shares of common stock, at an average price of approximately $.75 per share.

o $833,500 from the sale of 1,012,629 shares of common stock, at an average price of approximately $0.82 per share.

Subsequent to July 31, 2005, the Company received $300,000 in funding from the sale of 394,737 shares of common stock, at an average price of approximately $.76 per share.

We have received limited revenues from operations to date and are negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. However, we cannot be certain whether or when we will receive such revenues. We have received $102,250 in customer payments during the nine months ended July 31, 2005.

We had a net decrease in cash and cash equivalents of $134,622 during the nine months ended July 31, 2005 and a net increase of $222,233 during the nine months ended July 31, 2004. We used net cash of $1,947,764 and $1,540,494 in operating activities during the nine months ended July 31, 2005 and 2004, respectively, and capitalized $2,108 and $24,524 in property and equipment during the nine months ended July 31, 2005 and 2004, respectively. We received proceeds in the amount of $1,815,250 and $1,787,251 from the sale of convertible notes and shares of common stock to accredited investors during the nine months ended July 31, 2005 and 2004, respectively.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $170,950 and $12,569 for the nine months ended July 31, 2004 and 2005, respectively.

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

In April 2004 we retained a qualified part-time chief financial officer on a consultancy basis. However, we have not retained a long-term chief financial officer. The responsibilities of the principal accounting and financial officer are currently being handled by our CEO. We have also added to our board of directors a qualified financial expert as described in the Sarbanes-Oxley Act.

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

Since our inception, we have funded our operations through borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $2,500,000 through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members of our management team have advanced funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. All such advances have been repaid. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

CDEX itself has no experience in manufacturing commercial quantities of products, and our management has had limited experience in this area. We presently have no plans for developing in-house manufacturing capability beyond aggregating off the shelf components for our initial units into a final assembly. Accordingly, we may depend upon securing a contract manufacturer or other third party to manufacture certain components although, in our early stages, we plan to do the final assembly and testing of the initial units in-house. Although we have entered into an agreement with a third-party manufacturing company and are using the company's services, we cannot be certain that the terms of this agreement or any such agreement would be favorable enough to permit our products to compete effectively in the marketplace.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Malcolm Philips, our President, Chairman, Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Philips concluded that our disclosure controls and procedures were effective as of July 31, 2005. In addition, during the three months ended July 31, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2005, the Company received $193,000 in funding from the sale of 221,879 unregistered shares of Class A common stock, at an average price of approximately $.87 per share.

During the three months ended July 31, 2005, the Company received $171,750 in funding from the exercise of warrants into 229,002 unregistered shares of Class A common stock, at an average price of approximately $.75 per share.

The proceeds from the sales of unregistered securities are for working capital purposes, including product development, sales and marketing activities, inventory, and general and administrative purposes.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31. Rule 13a-14(a) Certification of Malcolm H. Philips.
31. Section 1350 Certification of Malcolm H. Philips.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2005.


                                    CDEX INC.


By:         /s/  Malcolm H. Philips
            ------------------------------------
Name:       Malcolm H. Philips
Title:      President, Chairman, Chief Executive
            Officer, and Chief Accounting and
            Financial Officer