Form 10KSB
period 2005-10-31
CDEX INC
filed 2006-01-30
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 2005

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to ____

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Issuer's revenues for its most recent fiscal year: $178,607.


Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Class A common stock held by non-affiliates was approximately $28,618,873 on January 17, 2006 based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of January 24, 2006 was 35,868,128 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format Yes [_] No [X]

                                    CDEX INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended October 31, 2005

INDEX
                                                                                                                         Page
Part I
         Item 1.      Description of Business................................................................................3
         Item 2.      Description of Property................................................................................9
         Item 3.      Legal Proceedings......................................................................................9
         Item 4.      Submission of Matters to a Vote of Security Holders....................................................9

Part II

         Item 5.      Market for Common Equity and Related Stockholder Matters...............................................9
         Item 6.      Management's Discussion and Analysis of Financial Condition or Plan of Operation.......................10
         Item 7.      Financial Statements...................................................................................18
         Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................18
         Item 8A.     Controls and Procedures................................................................................18
         Item 8B.     Other Information......................................................................................18

Part III

         Item 9.      Directors and Executive Officers of the Registrant.....................................................19
         Item 10.     Executive Compensation.................................................................................23
         Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters..........26
         Item 12.     Certain Relationships and Related Transactions.........................................................26

Part IV

         Item 13.     Exhibits, Lists and Reports on Form 8-K................................................................27
         Item 14.     Principal Accountant Fees and Services.................................................................28

Financial Statements.........................................................................................................F1

Signatures...................................................................................................................29

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


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

CDEX Inc. is a technology development company that currently develops and applies innovative technologies to meet the requirements for life safety products in the security, healthcare, and brand protection markets. CDEX is a public company and its common stock is traded on the Over The Counter Bulletin Board (OTCBB) under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices in Rockville, Maryland, and its research and development laboratories in Tucson, Arizona.

Currently, CDEX is devoting its resources to the development of products for three distinct markets:

1. Security & Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs, chemical/biological weapons, and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

2. Healthcare - Validation of substances and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, detection of the diversion of narcotics and controlled substances returned from operating room suites to the operating room pharmacy, and detection of counterfeit drugs and medications); and

3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (i.e., quality assurance inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

All current CDEX products are based on applying the same underlying technologies for which the company has five (5) patents pending.

CDEX anticipates acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire other technology assets, all of the company's revenues will come from its current chemical detection products.

OUR TECHNOLOGY

Our research efforts are centered on, but not limited to, the use of excitation energy sources e.g., x-rays and ultra-violet light, detection technologies, and patent pending signal processing for substance verification, authentication, and identification. Many substances exhibit photoelectric characteristics that can be detected in the electromagnetic spectrum. When these substances are exposed to excitation energy interactions between the excitation energy and the substance produce photons at specific wavelengths that form a unique spectral fingerprint that can be used as a signature to validate and authenticate the substance.

CDEX creates reference signatures of substances of interest, such as narcotics, explosive compounds, chemical and biological agents, medicines in liquid, tablet, and powder form, spirits and liquors, and perfumes, as well as many other substances and stores them in a reference signature database.

CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest. CDEX software is able to confirm that a substance of interest is what it is supposed to be if its signature is within the specified tolerances of the reference signature for the substance of interest. The analysis software is designed to alert the operator with a "Valid" indication, if the substance of interest is validated as being within the specified deviation of the reference signature. If the signature of the substance of interest is outside the specified deviation, the analysis software is designed to alert the operator with a "Not Valid" indication.

The CDEX advantage is that substances of interest are tested at the molecular or atomic level and their signatures are compared to the known signatures of the substance of interest. This provides rapid validation and authentication that the substance is genuine for quality assurance applications, or rapid detection of chemical agents, explosive materials biological precursors, or counterfeits. CDEX technology does not rely upon packaging schemes such as holograms, inks, ingredient taggants, or RFID tags, all of which can be defeated by determined counterfeiters.

PRODUCTS

We are currently focusing our resources on developing real-time (within seconds) chemical detection products using our proprietary, patents pending technologies. CDEX products are able to identify substances at varying ranges. Laboratory testing demonstrates the technology's capability in identifying and discriminating between substances (e.g., explosives, tablets or liquid medications) in a wide range of environments (e.g., underground, in luggage, or trace amounts on surfaces, syringes, and IV bags).

CDEX is marketing its current products and is in the process of developing other products for different markets and customers.

PRINCIPAL PRODUCTS
------------------

     Healthcare Market - Validation of substances and quality assurance.

         CDEX's current product line is ValiMed(TM), a medication validation unit. This product line consists of three separate solutions targeted to specific areas of the hospital pharmacy. They are ValiMed(TM) Impaired Clinician Solution, ValiMed(TM) Regulatory Compliance Solution, and ValiMed(TM) Patient Safety Solution.

               o VALIMED(TM) PATIENT SAFETY SOLUTION: Validates High-Risk medications that are uniquely compounded for a specific patient by pharmacies for intravenous or oral administration. This stand-alone product is in production and is currently installed in a number of hospital pharmacy settings.

               o VALIMED(TM) REGULATORY COMPLIANCE SOLUTION: Validates medications that are batch compounded under USP 797 requirements. ValiMed(TM) is used to validate the accuracy of the end product to insure it is the right drug and the right concentration. This stand-alone product is in production and is currently installed in a number of hospital pharmacy settings.

               o VALIMED(TM) IMPAIRED CLINICIAN SOLUTION: Aids hospitals in the detection of the diversion of narcotics and controlled substances. It validates returned partial doses from operating room suites in the pharmacy. This insures the clear liquid in a syringe is the labeled narcotic and has not been substituted with another clear liquid such as saline. This stand-alone product is in production and is currently installed in a number of hospital pharmacy settings.

PRODUCTS UNDER DEVELOPMENT - In development, beyond "Proof of Concept" stage, still requires additional marketing information to authorize proceeding to full-scale development.

CDEX core technologies are highly scalable. We are developing products for other market segments that incorporate the same core technologies employed in our current products.

     1.  Security & Public Safety Market

         Anti-Counterfeit Medication Detection Solution used for validation and authentication of the nation's pharmaceutical and drug supply chain.

               o MAN-PORTABLE MEDICATION VALIDATION SYSTEM: A laptop based medication validation system that is contained in a small carrying case that is used to discriminate between genuine and counterfeit medications by analyzing the composite chemical signatures of subject medications against the authentic signature. Users scan medications to validate and authenticate medications at the molecular and atomic level before they enter the nation's distribution chain or reach the consumer. This product exists as a demonstration prototype and we are seeking partners to finalize commercialization and take this product to market.

         Illicit Drug Detection Solution used for validation of the following: remediation and clean up of methamphetamine labs, law enforcement officer safety and decontamination, child endangerment and safety testing, and interdiction.

               o METHAMPHETAMINE DETECTION SYSTEM: A handheld, scanning device that is capable of detecting trace amounts of methamphetamine. CDEX is in discussions with specific federal, state and local law enforcement agencies to conduct field-testing of the device. This product exists as a demonstration prototype and we are seeking partners to finalize commercialization and take this product to market.

         Explosive Detection Solution - potential application; used for baggage and package screening by TSA and improvised explosive device (IED) detection by the armed forces.

               o EXPLOSIVE DETECTION SYSTEM: A handheld, explosive detection system that is capable of detecting and classifying trace amounts of explosive substances on the surface of clothing, shoes, luggage, parcels, skin, and personal items. The existing Personnel Security Screening System (PS(3)) is planned to be re-engineered for broader security applications. This product exists as a demonstration prototype and we are in discussions with potential partners to further the expansion, development, and commercialization of this product.

     2. Healthcare Market - International version of our existing ValiMed(TM) product line

               o All of our current products in the ValiMed(TM) product line are presently undergoing engineering review for conformance to international market requirements.

     3. Brand Protection Market - Detection of counterfeit or sub-par products for quality assurance inspection of incoming raw materials, outgoing final products, and products in the distribution channel.

               o MAN-PORTABLE VALIDATION SYSTEM: A laptop based validation system that is contained in a small carrying case and is used to discriminate between genuine and counterfeit products, such as pharmaceuticals, liquors and spirits, perfumes, etc., by analyzing the composite chemical signatures of suspect substances against authentic signatures. This product exists as a demonstration prototype for selected applications and we are seeking partners to finalize commercialization and take this product to market.

RESEARCH AND DEVELOPMENT (R&D)

2005, Year in Review
--------------------
Efforts were spent primarily directed towards finalization of the ValiMed(TM) product. Emphasis was on continued implementation and support of our Beta Partners, and also final product engineering design. Additionally, during this time R&D CDEX entered into contracts to outsource the manufacturing for both the ValiMed(TM) unit and for our new proprietary design Cuvette.

R&D also delivered several next generation "proof of concept" prototypes for the healthcare market. These prototypes employ the same underlying ValiMed(TM) technology, but focus on solving other problems in healthcare, thereby providing us with opportunity to expand CDEX's presence in the healthcare market.

In addition, considerable effort was devoted to prototype development of our homeland security product suite. During this time frame R&D undertook development and delivery of the proof of concept prototype for both the Methamphetamine Trace Detection Unit, and the Anti-Counterfeit Medication Validation Unit.

R&D costs were $2,421,875 (including $1,329,626 for stock compensation) during the 2005 fiscal year, compared with $2,582,294 (including $1,224,097 for stock compensation) during the 2004 fiscal year.

We have outsourced certain engineering and manufacturing tasks and will continue this practice. Accordingly, we have entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings, and survey documents; (ii) prototyping services such as the development and testing of product prototypes, and; (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials basis (paid monthly) or on a fixed price basis (paid upon successful completion of each milestone) all as set forth in the statement of work pertaining to the particular services.

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

INDUSTRY AND COMPETITION

1.   SECURITY & PUBLIC SAFETY
     ------------------------

According to Bahar Barami, Senior Economist, Volpe Center (http://www.volpe.dot.gov/ourwork/dimensions/050604/trends.doc) the size of private sector security market is estimated to be $100 billion. The US Department of Homeland Security (DHS) budget for 2006 is over $41 billion, and has increased of 7% over 2005. The DHS budget includes $9 billion for research development funding. Explosive detection is included in the 2006 DHS budget under Transportation Security Agency. The budget is $43.7 million to direct additional resources into emerging checkpoint explosive detection technologies.

Explosive Detection
-------------------
CDEX believes the explosives detection marketplace is potentially significant, including every major building, transportation facility, or significant gathering place. We believe the market is potentially lucrative because of growing awareness of terrorism due to recent world events. We believe that this marketplace possibly includes the following potential customers: militaries, airport/building security organizations and transportation related organizations, government, law enforcement organizations, and school systems. These markets are global in perspective and large in size, e.g., the U.S. law enforcement market consists of over 20,000 local, state and federal agencies.

Our research indicates that by 2010, the people-screening market will have surpassed $9 billion in system deployment and services, up from $600 million in 2002. Sales for 2006 are expected to reach $3.5 billion. The compounded annual growth rate during the 2003 -2010 period is estimated to be approximately 47%. (See The Homeland Security Research Corporation's - 2003-2010 PEOPLE SCREENING WEAPONS & EXPLOSIVES DETECTION MARKET REPORT (2002), (WWW.HSRC.BIZ)).

Currently, domestic sales of people screening devices are dominated by a small number of products sold by a handful of vendors. CDEX believes our chemical detection products will compete with existing detection products, and, depending on the application, may have a competitive advantage by being more advanced than existing tools in a number of areas. There are large competitors in this space that have significantly more resources than CDEX.

Illicit Drug Detection
----------------------
Methamphetamine is the number one drug problem in America today and the problem continues to increase (USA TODAY, January 18, 2006). According to DEA congressional testimony by Joseph T. Rannazzisi, Deputy Chief, Office of Enforcement Operations Drug Enforcement Administration, Methamphetamine is the number one drug problem in America today and the problem continues to increase. Today, few communities in the United States have not felt the crushing impact of methamphetamine, which goes far beyond the actual trafficking and abuse of the drug and the numerous other crimes and acts of violence it creates. The devastating consequences of methamphetamine are felt across the country by individuals, governmental agencies, businesses and communities of all sizes. Americans are waging a daily battle against this drug. (http://www.dea.gov/pubs/cngrtest/ct072605.html).

Based upon the Office of National Drug Control Policy's FY 2006 Budget Summary, the US government has budgeted $12.4 billion in FY 2006 to fight illicit drug use in America. This represents an increase of $268.4 million (+2.2 percent) over the FY 2005. Two programs from the Department of Justice (DOJ) are being added to the National Drug Control Budget. The Methamphetamine Enforcement and Cleanup program, administered by the Community Oriented Policing Services, and the Office of Justice Programs' Prescription Drug Monitoring program are both important drug control efforts (http://www.whitehousedrugpolicy.gov/publications/policy/06budget/).

There are two competing technologies in the methamphetamine detection marketplace, test kits and ion mobilization units. Test kits are inexpensive, but cannot detect trace amounts of methamphetamine on surfaces and are a destructive test. The ion mobilization units are expensive to purchase, require a sophisticated user, and require airborne substances and require a relative large amount of maintenance. CDEX technology may have the advantages of portability, ease of use, low maintenance, and reduced costs.

Counterfeit Medication Detection
--------------------------------
As of 2004, counterfeiting was a $35.2 billion business that is projected to grow to $75 billion in 2010. This represents 6.4 percent of the global pharmaceutical market today and growing to 8.8 percent in 2010 as reported in Drug Store News, Oct 24, 2005.

In this market, there are competitors that provide anti-counterfeiting packaging materials and holograms, RFID chips to track and trace movement of product through the supply chain, taggants that can be added to products for identification and detection of chemical fingerprints (FDA Counterfeit Drug Report).

2.   HEALTHCARE
     ----------

Healthcare spending continues to increase, fueled by an aging population and increasing cost of healthcare technology. We do not see a change in this trend into the future.

There are 6,600 hospitals in the US and 3,000 are greater than 300 beds (Billian's Healthdata). Adding in the targeted global market for CDEX healthcare products, the number of hospitals would exceed 12,000. All three of the ValiMed(TM) products would be applicable to these hospitals and in many cases multiple units would be needed to fulfill the institutions needs.

Medication errors are a major problem in the global healthcare market and resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events. (IOM Report To Err Is Human.) A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations. The bottom line is that even the best humans make mistakes and these mistakes are significant. We are aware of one competitor in the area of chemical detection of medication errors specific to pharmacy dispensing, but their product is only designed for use in high volume prescription pharmacies. Their product is based on the use of Near Infrared (NIR) absorption technology, and is targeted to tablets. The system relies upon optical scanning and pattern recognition as a back up for tablets it cannot identify. The competitor's product as deployed cannot be used to see liquids or high-risk IV medications.

Impaired Clinician Solution
---------------------------
Impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2): 133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications. The competitor in this market is refractometry, a less sophisticated technology. It has a major flaw; fentanyl (the most widely substituted narcotic) cannot be definitively identified using a refractometer.

USP 797 Compliance
------------------
USP 797 regulations are being instituted to insure quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation. Historically, pharmacists have preformed a visual examination of the end product for accuracy. This practice is extremely ineffective and prone to errors. The competitor in this market is laboratory analysis. The major drawbacks are cost and time. It can often take two to three weeks to get results from an outside lab and the cost is $200-$500 per test. These drawbacks make it very impractical.

3.   BRAND PROTECTION
     ----------------

Based on worldwide counterfeit enforcement activity (investigations, raids, seizures, arrests, charges, convictions, sentences, civil litigation) for 2005, as reported through the DOPIP Security Counterfeit Intelligence Report, more than 3,703 incidents valued at approximately $3.2 trillion were analyzed from 133 countries. The eighth most commonly counterfeited category is Food & Alcohol, 64 incidents worth $11 Million and the fourteenth most commonly counterfeited category is Perfume & Cosmetics, 22 incidents worth $12 Million. US companies, for instance, estimate that between $200bn and $250bn in annual revenue is lost to counterfeiters. The EU claims that 100,000 jobs are lost each year to the same trade. In 2003 it was estimated that counterfeit goods cost the state of New York $34bn, depriving it of $1.6bn in tax revenue (Scotsman.com news).

SALES AND MARKETING

CDEX's business vision is to develop technologies to the point of market or application viability and then, where management determines it to be beneficial, team with organizations to complete commercial deployment and/or distribution through our sales and marketing channels. In some instances, we may take a technology directly to market. In others, we may seek to license the technology to third parties who will then develop and market products employing it. Our products and technologies may be licensed to original equipment manufacturers, sold direct or via resellers as stand alone end units, or be integrated as sensors that gather and relay information to an integrated solution that is the repository of information gathered from many sources (e.g., in security applications from perimeter, environmental and structural security devices, medication delivery systems). Accordingly, our prospective "client base" varies depending on the application and the stage of development. In marketing our chemical detection products and technologies, we intend to target, via partnerships as well as direct sales, both U.S. and foreign governments, in addition to private industry or individuals requiring confirmation of the presence or absence of substances.

We are currently reaching potential customers and partners through our website, participating in industry events (such as trade shows and public meetings), distributing product information through targeted mailings and direct sales activities which include demonstrations of product application and traditional advertising. Planned advertising activities include trade and industry magazines and managed clinical trials where researchers are likely to publish articles discussing the results of the trials. We also anticipate reaching prospective customers via strategic relationships.

Effective November 7, 2005, the company entered into a two year exclusive Reseller Agreement with Baxa Corporation ("Baxa") to sell, market, and distribute the ValiMed(TM) product in the USA and Canada. The provisions of the agreement require Baxa to sell a minimum number of units each year in order to maintain exclusivity. The company expects to deliver ValiMed(TM) units to Baxa in fiscal year 2006.

We anticipate focusing on domestic markets before expanding internationally via strategic marketing and manufacturing partnerships. We anticipate partnerships based either on geographic boundaries or by products depending on the partner's market specialty and market presence. We have received unsolicited contacts by prospective partners from the Middle East, Europe, Taiwan, Vietnam, Korea, Malaysia and China based on information on www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, and the technology's potential use in the electronic manufacturing industry. These contacts may never result in revenue or relationships that will benefit CDEX. CDEX has not applied for licenses or permits to do business directly in any foreign country. CDEX has entered into a contract to obtain TUV certification for its ValiMed(TM) product with Elliott Labs in Fremont, CA. TUV tests and certifies that products meet electrical safety standards and electromagnetic interference and compatibility (EMI/EMC) standards. TUV tests and certifies to UL standards for the USA market and CE standards for the European Union market.

INTELLECTUAL PROPERTY RIGHTS

We rely on non-disclosure agreements, patent, trade secret and copyright laws to protect the intellectual property that we have and plan to develop, but such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable. Policing unauthorized use of CDEX's proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible to do. In addition, third parties may bring claims of copyright or trademark infringement against CDEX or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and/or require CDEX to enter into costly royalty or licensing arrangements to prevent further infringement, any of which could cause a decrease in our profits.

We currently have the following patent applications pending:

1. "System and Method for Adapting a Software Control In an Operating Environment," Application No. 10/268,678;

2. "Methods and Apparatus for Molecular Species Detection, Inspection and Classification Using Ultraviolet Fluorescence," Application No. 10/717,921;

3. "System and Methods For the Detection and Identification of Chemical Substances," Application No. 10/784,889; and

4. "Process for Replacing Nursing Co-Signature for Narcotic Waste with Centralized Validation of Waste in Pharmacy."

5. U.S. Provisional Application 60/650,525 entitled "Cuvette Cap." This application relates to a design for a proprietary cuvette.

We have also filed corresponding international applications in selected countries where such applications are required for the preservation of rights.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

GOVERNMENT REGULATION

The products developed may be subject to various governmental regulations and controls, including that associated with security products in airports, handling of explosive materials and related to x-ray energy. The storage and handling of certain explosive material is subject to licensure. With regard to handling such explosive material, we retain the services of a licensed contractor to transport and store explosive material for testing. Following such testing, the contractor returns the explosive material to a licensed storage facility. It is possible that government agencies may develop additional regulations that impact our initial and future products.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office space in Maryland under a six-month lease. The lease provides for monthly rent of approximately $1,175. The Company also leases office and laboratory space in Arizona. The lease expires April 30, 2009, has non-cancelable lease payments into 2006, and provides for monthly rent of approximately $2,930 with 3% annual escalations. The lease was amended in fiscal year 2005 to provide for additional space. The amendment expires December 31, 2007, has non-cancelable lease payments into 2007, and provides for monthly rent of approximately $2,630 with 4% annual escalations. Total rent expense was $16,929 and $43,884 for the years ended October 31, 2004 and 2005, respectively.


ITEM 3.  LEGAL PROCEEDINGS

CDEX is not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Class A common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CEXI.OB." Our shares are thinly traded with low average daily volume. This coupled with a limited number of market makers impairs the liquidity of our common stock, not only in the number of shares of common stock which can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock or to obtain a desired price.

Our common stock may be subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally defined as, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes may limit the ability of broker-dealers to sell CDEX's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market. Prices for CDEX shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, CDEX's results of operations, what investors think of CDEX and the chemical detection and validation industry, changes in economic conditions in the industry, and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of our shares.

If CDEX is unable to maintain NASD registered broker/dealers as market makers, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. Furthermore, the lack of market makers could result in CDEX shareholders being unable to buy or sell shares of our common stock on any secondary market. We may be unable to maintain such market makers.

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB:

                                                              High       Low
                                                              ----       ---
             Fiscal Year Ended October 31, 2005:
              Second quarter                                 $1.63      $1.30
              Third quarter                                   1.49       1.00
              Fourth quarter                                  1.33       0.80

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

SHAREHOLDERS

Our transfer agent has advised that the approximate number of record holders of common stock at January 17, 2006 was 1,456.

DIVIDENDS

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2005

Effective October 28, 2005, the Company and Baxa Corporation ("Baxa") entered into a Subscription Agreement (the "Agreement"), pursuant to which the Company issued 1,825,000 shares of Class A common stock at an aggregate price of $1,500,000. In addition, pursuant to the Agreement, the Company issued to Baxa a warrant to purchase up to 1,216,000 shares of its Class A common stock at a price of $0.822 per share, exercisable within nine months of the effective date of the Agreement.

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

PLAN OF OPERATION

General
-------
CDEX Inc. is a technology development company that currently develops and applies innovative technologies to meet the requirements for life safety products in the security, healthcare, and brand protection markets. CDEX is a public company and its common stock is traded on the Over The Counter Bulletin Board (OTCBB) under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices in Rockville, Maryland, and its research and development laboratories in Tucson, Arizona.

Currently, CDEX is devoting its resources to the development of products for three distinct markets:

1. Security & Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs, chemical/biological weapons, and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

2. Healthcare - Validation of substances and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, detection of the diversion of narcotics and controlled substances returned from operating room suites to the operating room pharmacy, and detection of counterfeit drugs and medications); and

3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (i.e., quality assurance inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

All current CDEX products are based on applying the same underlying technologies for which the company has five (5) patents pending.

CDEX anticipates acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire other technology assets, all of the company's revenues will come from its current chemical detection products.

Baxa Reseller Agreement
-----------------------
Effective November 7, 2005, the company entered into a two year exclusive Reseller Agreement with Baxa Corporation to sell, market, and distribute the ValiMed(TM) product in the USA and Canada. The provisions of the agreement require Baxa to sell a minimum number of units each year in order to maintain exclusivity. The company expects to deliver ValiMed(TM) units to Baxa beginning in mid-fiscal year 2006.

ValiMed(TM)
-----------
The ValiMed(TM) production units will be marketed for sale by Baxa using their colors and logos and a ValiMed(TM) logo on the unit. CDEX has changed the design of the production ValiMed(TM) units from those used in beta testing in order to make them easier and less expensive to produce. We have also added a larger display to provide for a user-friendlier interface with the machine. In addition, a new Cuvette holder has been added to the machine to accommodate our new proprietary design.

Cuvettes
--------
Cuvettes are utilized by the ValiMed(TM) units to hold testing samples. CDEX has designed a proprietary cuvette which the company believes has several advantages over commercially available alternatives: (1) better quality control over the wall thickness of the Cuvette; (2) smaller sample size required to conduct tests, and; (3) generation and protection of recurring revenues through the sale of a proprietary disposable Cuvette. The wall thickness of commercially available Cuvettes varies widely and results in signature variations. The new Cuvette requires only a 0.25cc sample as compared to a 1.0cc sample using commercially available Cuvettes, a 75% reduction in sample size. This is particularly important for our customers as CDEX begins to include more expensive medications and drugs in its signature library. The first production run for the new Cuvette is expected to be completed in the second quarter of fiscal year 2006.

New Signatures
--------------
CDEX creates reference signatures of substances of interest (i.e. narcotics, explosive compounds, chemical and biological agents) and stores them in a reference signature database. The company's software validates that a substance of interest is what it is suppose to be by comparing its signature against the known reference signature of the substance of interest. In the second quarter of fiscal year 2006, the company plans to develop new signatures, using the new Cuvettes, for the medications and drugs that the ValiMed(TM) unit can "see". This is important from a product liability standpoint. The variations and unknowns caused by wall thickness in commercially available Cuvettes will be under tight control using the new Cuvette. This will allow CDEX to be able to accurately specify the sensitivity and specificity of each medication and drug that is tested by ValiMed(TM).

Organizational Restructuring
----------------------------
CDEX recently reorganized to streamline and flatten its organizational structure, provide focused management attention and accountability to our business, clearly define lines of reporting, and roles and responsibilities, and set the stage to begin the development of our quality control processes for the company. We have eliminated Technical Operations and Business Operations, where the head of each operating group reported through a senior executive to the president and CEO. This structure has been replaced with a direct line management structure where all executive management staff report directly to the President and CEO. Technical Operations has been divided into two parts; Product Planning, Research and Development headed by a Director, and Manufacturing Operations headed by a Sr. Vice President. The former head of Business Operations is now the Vice President of Sales and Marketing. A Director of Business Development for Healthcare and a Director of Business Development for Security will report to the Vice President of Sales and Marketing. Finance, Accounting and Administration will be the responsibility of the CFO, who will report directly to the President and CEO.

Staff Recruitment
-----------------
Management recognizes that key positions within the organization must be filled in order for the management to develop the company to move ahead at a faster pace. However, it is also recognized that the timing of adding new headcount to the organization is critical and must be linked to revenue growth and new funding for the company.

RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2005 Compared to Fiscal Year Ended October 31,
2004

Revenue: Revenue was $178,607 and $4,069 during the fiscal year ended October 31, 2005 and October 31, 2004, respectively. The revenue during fiscal year 2005 was from the delivery and support of ValiMed(TM) units to hospital pharmacy customers.

Cost of revenue: Cost of revenue was $85,481 and $0 during the fiscal year ended October 31, 2005 and October 31, 2004, respectively. The costs during the fiscal year 2005 were for component parts and external manufacturing costs of ValiMed(TM) (TM) units.

Research and development costs: Research and development costs were $2,421,875 (including $1,329,626 for stock compensation) during the fiscal year ended October 31, 2005, compared with $2,582,294 (including $1,224,097 for stock compensation) during the fiscal year ended October 31, 2004. The decrease of $160,419 (or 6%) resulted from lower depreciation costs in 2005, offset by higher stock compensation costs for research and development employees and consultants.

General and administrative expenses: General and administrative expenses were $2,896,336 (including $1,394,952 for stock compensation) during the fiscal year ended October 31, 2005, compared with $2,359,969 (including $1,044,182 for stock compensation) during the fiscal year ended October 31, 2004. This increase of $536,397 (or 23%) resulted primarily from higher stock compensation, travel, facilities and recruiting costs.

Other income (expense): Other income was $3,587 during the fiscal year ended October 31, 2005, compared with expense of $1,039,820 during the fiscal year ended October 31, 2004. The income in fiscal year 2005 was primarily from cash in an interest earning account. The expense in the fiscal year 2004 was primarily from the amortization of financing costs associated with warrants to interest expense.

Net loss was $5,221,499 during the fiscal year ended October 31,2005, compared with a net loss of $5,977,984 during the fiscal year ended October 31, 2004, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of October 31, 2005, we had working capital of $730,647, including $1,472,242 of cash and cash equivalents. We anticipate the need to raise approximately $1,500,000 over the next twelve months to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our first products. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. We continue to seek prospective investors who may provide some of this funding.

During the fiscal year ended October 31, 2005, the Company received $3,615,250 in funding for 4,719,373 shares of common stock at an average price of approximately $.77 per share. The funding comprised:

o $1,500,000 from the sale of 1,825,000 shares of common stock to Baxa, at an average price of approximately $0.82 per share. In addition, the Company issued to Baxa a warrant, exercisable through July 28, 2006, to purchase up to 1,216,000 shares of its common stock at a price of $0.822 per share.

o $1,133,500 from the sale of 1,407,366 shares of common stock, at an average price of approximately $0.81 per share.

o $892,750 from the exercise of warrants into 1,190,340 shares of common stock, at an average price of approximately $.75 per share.

o $89,000 from the sale of convertible promissory notes. All of the investors elected to convert the notes into 296,667 shares of common stock, at an average price of approximately $0.30 per share.

We have earned limited revenues from operations to date and are negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. However, we cannot be certain whether or when we will receive such revenues. We earned revenues of $178,607 and received $207,879 in customer payments during the fiscal year ended October 31, 2005.

We had a net increase in cash and cash equivalents of $1,000,757 during the fiscal year ended October 31, 2005, compared with a net increase of $128,562 during the fiscal year ended October 31, 2004. We used net cash of $2,612,385 and $2,205,265 in operating activities during the fiscal years ended October 31, 2005 and 2004, respectively, and capitalized $2,108 and $24,524 in property and equipment during the fiscal years ended October 31, 2005 and 2004, respectively. We received proceeds in the amount of $3,615,250 and $2,358,351 from the sale of convertible notes and shares of common stock to accredited investors during the fiscal years ended October 31, 2005 and 2004, respectively.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $294,436 and $16,760 for the years ended October 31, 2004 and 2005, respectively.

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

STOCK-BASED COMPENSATION: We have provided restricted stock grants to employees and consultants as the principal element of their compensation. We determine compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

We have also utilized employment and consulting agreements which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle non-cash compensation. We have awarded some of the common shares in advance of when the service is performed although these shares are subject to forfeiture in the event of non-performance. These amounts are shown as deferred compensation in the accompanying balance sheet. We have also paid performance bonuses in awards of common stock.

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

We have received a report from our independent auditors for the fiscal year ended October 31, 2005 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

THE ABSENCE OF A PERMANENT FULL-TIME CHIEF FINANCIAL OFFICER LEAVES CDEX WITHOUT THE BENEFIT OF THIS TYPE OF EXPERTISE AND CONSISTENT MONITORING OF CONTROLS AND PROCEDURES WHICH A FULL-TIME CHIEF FINANCIAL OFFICER WOULD AFFORD.

In April 2004 we retained a qualified part-time chief financial officer on a consultancy basis. However, we have not retained a permanent, full-time chief financial officer. The responsibilities of the principal accounting and financial officer are currently being handled by our CEO.

The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the chief executive and financial officers, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls, and these requirements are expected to apply to smaller companies such as CDEX beginning in 2007. A permanent, full-time chief financial officer would coordinate and oversee these procedures and our disclosure, bringing to bear specific financial and accounting expertise. Our CEO currently performs this function with guidance from our part-time chief financial officer and others.

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $1,500,000 through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members of our management team have advanced funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. All such advances have been repaid. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

NO ASSURANCE OF SUCCESSFUL MANUFACTURING MAY AFFECT OUR ABILITY TO SURVIVE.

CDEX itself has no experience in manufacturing commercial quantities of products, and our management has had limited experience in this area. We presently have no plans for developing in-house manufacturing capability beyond aggregating off the shelf components for our initial units into a final assembly. Accordingly, we depend upon outside manufacturers to manufacture and assemble our products. In our early stages with each new product, we plan to do the final assembly and testing of the initial units in-house. We cannot be certain that the terms of such arrangement will be favorable enough to permit our products to compete effectively in the marketplace.

DEPENDENCE ON OUTSOURCED MANUFACTURING MAY AFFECT OUR ABILITY TO BRING PRODUCTS TO MARKET.

At present, we do not plan to manufacture any of our products in-house. We are considering different possibilities for bringing different products to market among them, licensing to third parties or outsourcing manufacturing. The risks of association with outsourced manufacturers are related to their operations, finances and suppliers. CDEX would have little control over an outsourced manufacturer and may suffer losses if any outside manufacturer fails to perform its obligations to manufacture and ship the manufactured product. These manufacturers' financial affairs may also affect our ability to obtain product from them in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. Problems with outsourced manufacturers could damage our relationships with our clientele and cost us future revenues. If we are unable to contract with adequate manufacturers, and in the absence of licensing or other means, we may be unable to market our products. This would prevent us from earning revenues.

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

We are dependent on our officers and other key personnel, i.e., James O. Griffin and Timothy Shriver, respectively, our Chief Executive Officer/President and our Senior Vice President of Manufacturing Operations. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. This would increase costs and prevent or reduce our profits. To minimize the effects of such loss, we have entered into employment contracts and non-competition agreements with our key officers and employees, including Messrs. Griffin and Shriver.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Malcolm Philips, who was our President, Chief Executive Officer and Principal Accounting and Financial Officer as of the end of the fiscal year, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of October 31, 2005. In addition, during the year ended October 31, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors:


         NAME                       AGE     POSITION
         ---------                  -----   --------
         Malcolm H. Philips Jr      60      CEO/President/Chairman of the Board of Directors (1)
         James Griffin              56      Chief Operating Officer (1)
         Timothy Shriver            55      Sr. Vice President of Technical Operations, Director
         George Dials               60      Director
         Dr. BD Liaw                68      Director
         John A Knubel              66      Director

(1) Effective January 1, 2006, Mr. Philips resigned from the position of CEO/President and Mr. Griffin was appointed to the position. Mr. Philips continues to serve as the Chairman of the Board of Directors.

The following is a summary of the business experience of each of our executive officers and directors:

Malcolm Philips served as our Chief Executive Officer, President and Chairman since CDEX's inception in July 2001 until January 2006, when he resigned from the position of Chief Executive Officer and President. In the three months prior to his joining CDEX, Mr. Philips was employed by Dynamic Management Resolutions LLC, a Delaware limited liability company providing consulting services where, as a consultant, he served as Chief Operating Officer and President of CDEX, Inc., a Delaware corporation. DMR currently provides no technical or management services to CDEX; CDEX (Delaware) was formed in December 2000 to purchase technology from Loch Harris, Inc. (which technology is now owned by us) and was dissolved in March of 2002 before it began the business for which it was organized and before any shares were issued. Consequently, Mr. Philips never had any ownership interest in CDEX (Delaware). From 1978 to February 2001, Mr. Philips practiced law with the same group of attorneys although with various firms. In September 1990, through a merger of several law firms, he became a partner in Winston & Strawn, one of the largest law firms in the United States, where, until February 2001, he was, among other things, a strategic advisor to senior executives of major corporations. In addition to his J.D. from Georgetown University Law School (1978), Mr. Philips has a B.S. Degree with a focus in engineering from US Military Academy located at West Point (1967) and a Master of Engineering Degree from Iowa State University (1971).

James Griffin served as our Chief Operating Officer from October through December 2005. As of January 2006, Mr. Griffin has served as our Chief Executive Officer and President. During the past five years, Mr. Griffin has served in senior executive positions of operations and sales organizations in various companies. Specifically, in 2005 through mid-September 2005, he served as Vice President, Federal Systems Sales for Cernium, Inc. From 2003 to 2004, he served as Vice President and General Manager of IPIX Security, a digital video camera company located in Washington, DC. From 2002 to 2003, he served as Principal of Zelios, Inc., where he provided management, finance, marketing and sales consulting services to companies doing business in the security sector of the electronic manufacturing industry. From 2000 to 2002, he served as Chief Operating Officer of Sentech, Inc., where he led the company's internet business strategy, created business, revenue and financial plans and developed software specifications. From 1998 to 2000, he served as Managing Director of Simplex Asia Limited, where he managed the turn around of the Asian operation of a United States manufacturer of security and fire alarm systems. Mr. Griffin has a BS in Electrical Engineering from California State University, which he received in 1984, and an MBA from Pepperdine University, which he received in 1991.

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

SIGNIFICANT EMPLOYEE

In addition to our executive officers and directors, Dr. Wade Poteet, our Principal Scientist, is a significant employee of CDEX. Dr. Poteet resigned from his employment position with the company in January 2006 and now serves on a full-time consultancy basis continuing as the company's Principal Scientist. For the past 30 years, Dr. Poteet has held Senior Management positions in small entrepreneurial engineering firms. He has served as our Principal Scientist since July 2001. From July 2001 until January 2003, Dr. Poteet was a member, and served as Principal Scientist, of Dynamic Management Resolutions LLC, providing scientific, management and engineering services. Dynamic Management Resolutions was a consulting company that provided technical and management services on a contract basis to CDEX and CDEX Delaware. From May 1999 to July 2001, Dr. Poteet served as President/Principal Scientist for CP Systems, Inc., a private company that, at that time, built large observatory-class telescopes and. marketed and distributed recreational global positioning units. At CP Systems, Dr. Poteet directed contract research in remote sensing in the x-ray and ultraviolet regions, including landmine, anti-terrorist and drug detection programs, and provided research and development for nanometrology technologies. From 1971 to May 1999, Dr. Poteet served as Vice President/Principal Scientist for System Specialists, Inc., where he directed all research and development, including NASA airborne projects and advanced instruments for commercial and government programs. Dr. Poteet received his Ph. D. in 1970 in Experimental Solid State Physics from Virginia Polytechnic Institute (VPI) (Thesis topic: Nuclear Quadrupole Resonance in Superconductors). His M.S. in Physics is also from VPI, in 1968 (Thesis topic: Nuclear Magnetic Resonance in Superconductors).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The officers, directors and 10% stockholders of CDEX timely filed all reports subject to the reporting requirements of Section 16(a) during the fiscal year ended October 31, 2005, with the exception of Timothy Shriver who filed a Form 4 on December 1, 2005 to report sales of common stock dating to August 1, 2005.

CODE OF ETHICS

                            CDEX Inc. CODE OF ETHICS

The Board of Directors has adopted this Code of Ethics to guide the conduct of its directors, officers and employees in the conduct of the Company's business and financial dealings. All directors, officers and employees of the Company are expected to be familiar with this Code of Ethics and to adhere to and apply the principles and procedures set forth herein. The Company has designated Dr. B.D. Liaw as the Code of Ethics Contact Person for allegations dealing with officers and directors and Tim Shriver as the Code of Ethics Contact Person for allegations dealing with other CDEX employees. Should you have any questions or concerns or wish to discuss a possible violation of this Code of Ethics, you should contact Dr. Liaw or Tim Shriver 301 881 0800 and 520-514-6393, respectively.

The general purposes of this Code of Ethics are as follows:

o To create a corporate culture and business environment in which the legitimate interests of stockholders, employees, customers and suppliers and other stakeholders are all fairly and openly represented and in which all feel, as far as possible, they are treated fairly.
o To promote honest, open, candid and ethical conduct, including fair dealing and the ethical handling of actual or apparent conflicts of interest;
o To promote full, fair, accurate, timely and understandable financial and other disclosure;
o To promote compliance with applicable laws and governmental rules and regulations;
o To ensure the protection of the Company's legitimate business interests, including corporate opportunities, assets and confidential information; and
o To deter wrongdoing and, when it occurs, detect and swiftly deal with it and its consequences for the company's stakeholders fairly.

Set forth below are the specific rules governing the conduct of directors, officers and employees which form the substance of this Code of Ethics. Each director, officer and employee should read them carefully and commit to upholding them in the pursuit of the Company's business and financial affairs.

I.  Honest and Candid Conduct

Each director, officer and employee must act with integrity, including being honest and candid while still maintaining the confidentiality of information in compliance with the Company's policies for the handling of confidential information as outlined in more detail in the company's standard non disclosure and non compete agreements. In addition, each director, officer and employee must adhere to the highest standard of business ethics and observe the letter, form and spirit of state and federal laws, as well as governmentally mandated accounting standards and other rules and regulations.

II. Conflicts of Interest/Corporate Opportunities

A "conflict of interest" arises when an individual's personal interest or position in the corporate management structure interferes with or is inconsistent with the interests of the Company or with the carrying out their duties in the best interests of the Company. A conflict of interest can arise when a director, officer or employee takes any action outside the Company or has any interest outside the Company that may make it difficult to perform his or her work for the Company objectively and effectively. Even the appearance of such a situation may create a conflict of interest. Any director, officer or employee contemplating a material transaction or relationship which could reasonably be expected to give rise to a conflict of interest, or the appearance of a conflict of interest, should discuss it with the Code of Ethics Contact Person prior to taking any action. Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest must be avoided and when detected they must be reported and action taken to relieve them immediately upon detection.

The following are examples of potential cases of conflict of interest. This list, however, is by no means exhaustive:

o Significant ownership or other financial interest in any supplier or customer of the Company;
o Any consulting, employment or other financial relationship with any supplier, customer or competitor of the Company;
o Any outside business activity which detracts from an individual's ability to devote an appropriate amount of time and/or attention to the Company;

o    Using company assets or influence for personal use or benefit;
o Receipt of non-nominal gifts of excessive entertainment from any company with which the Company has current or prospective business dealings or from supervised employees;
o Selling anything to the Company or buying anything from the Company, other than on similar terms and conditions as would prevail in an arms-length transaction; or
o Actions that would present a conflict for a director, officer or employee if taken by a family member with knowledge of the director, officer or employee.

Directors, officers and employees of the Company are prohibited from taking (directly or indirectly) a business opportunity that is discovered through the use of corporate property, information or position, unless the Company has approved in writing or been offered the opportunity and declined it. Any director, officer or employee contemplating such a transaction or business opportunity should first discuss it with the appropriate Code of Ethics Contact. Simply put, it is imperative that all put the company's interest first. While a more comprehensive discussion of the Company's sexual harassment or racial prejudice policy will be discussed in the Company's Employee Manual, in short, the Company will not be tolerated such action or the failure to report to the appropriate Code of Ethics Contact such action, both of which will dealt with equally.

III. Disclosure

Every director, officer or employee who is directly involved in the Company's financial affairs or decision-making or is part of the Company's SEC/public disclosure process must be familiar with and comply with the Company's disclosure controls and procedures and internal control over financial reporting, to the extent relevant to his or her area of responsibility. This also extends to ensuring that the Company's public disclosure documents filed with the SEC comply in all material respects, with the applicable securities laws and SEC rules and regulations. Such persons should consult with other Company officials with the goal of making full, fair, timely, accurate and understandable disclosure. Such persons must properly review and critically analyze proposed disclosure for accuracy and completeness and must not knowingly misrepresent, or cause others to misrepresent, facts about the Company to others, including the Company's independent auditors, counsel or governmental or self-regulatory organizations (such as the NASD).

IV. Compliance

It is the personal responsibility of each director, officer and employee to uphold the Company's policy of complying with all applicable laws, rules and regulations and to adhere to the standards and restrictions imposed thereby. It is against Company policy and, in many circumstances, illegal for a director, officer or employee to profit from undisclosed, nonpublic Company information. This includes trading in the Company's securities (either directly or indirectly) while in possession of material nonpublic information relating to the Company. Any director, officer or employee who is uncertain about the legality of a purchase or sale or business relationship or witnesses a violation of this code, should immediately consult with the Code of Ethics Contact Person who will, if appropriate, discuss the matter with the board of directors and/or Company counsel.

V.  Reporting and Accountability

The Code of Ethics Contact Person will report all potential violations of this Code of Ethics to the Company's CEO. With respect to allegations of Code of Ethics violations related to employees who are not officers or directors, the CEO will be responsible for directing an appropriate investigation and, in conjunction with the Code of Ethics Contact Person for Employees, administering appropriate corrective actions. The board of directors will be responsible for directing an appropriate investigation and administering appropriate corrective action with respect to allegations of Code of Ethics violations related to officers or directors of the Company. The Company's board of directors is responsible for final interpretation of the Code of Ethics. The Company will not tolerate any delay in or failure to report or any retaliation against any other director, officer or employee who, in good faith, reports any existing or potential violation of this Code of Ethics. If a violation has occurred, the Company will take such disciplinary or preventive action as it deems appropriate. In certain cases, this may involve dismissal or notification of appropriate governmental authorities for appropriate prosecution or other action.

VI. Waiver

From time to time, the Company may waive one or more provisions of this Code of Ethics. But this can only be done in writing. Any request for a waiver of any provision of this code must be in writing and addressed to the board of directors. Prior to submitting a request for a waiver, you should consult with the appropriate Code of Ethics Contact Person. In certain cases, waivers of this Code of Ethics must be reported on Form 8-K to the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our executive officers:

                                                      ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                               ---------------------------------     ------------------------------------------
                                                                                              AWARDS                PAYOUTS
                                                                                     -------------------------    -------------
                                                                                     RESTRICTED    SECURITIES
                                       FISCAL    CASH                OTHER ANNUAL      STOCK       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR   SALARY(1)    BONUS   COMPENSATION(1)    AWARDS       OPTIONS       COMPENSATION
-----------------------------------------------------------------------------------  -------------------------    -------------
Malcolm Philips                         2005   $ 96,000       -       $ 204,000             -             -                -
Former CEO, President                   2004   $ 96,000       -       $ 204,000             -             -                -
Chairman of the Board of Directors      2003   $ 96,000       -       $ 206,046             -             -                -

James Griffin                           2005   $ 11,667       -       $   8,333             -       300,000 (2)            -
CEO, President                          2004   $      -       -       $       -             -             -                -
Former Chief Operating Officer          2003   $      -       -       $       -             -             -                -

Timothy D. Shriver                      2005   $ 96,000       -       $ 156,000             -             -                -
Sr. VP Technical Operations             2004   $ 96,000       -       $ 156,000             -             -                -
                                        2003   $ 96,000       -       $ 155,789             -             -                -

(1) Pursuant to the terms of their Executive Services Agreements and based upon CDEX's financial condition, the executive officers have each foregone all or a portion of his stated salary, and has been paid instead in the form of cash and shares of common stock. All share amounts are subject to a vesting schedule with a risk of forfeiture in the event the employee does not remain with CDEX for the required amount of time. See discussion under Employment Agreements below for greater detail on the terms of employment including compensation.

(2) Represents options to purchase 300,000 shares of Class A Common Stock, 1/3 of which will vest on September 30, 2006, with 1/24th of the balance vesting on the first day of each month (commencing November 1, 2006) for the two years thereafter. Unless otherwise stated in the Company's Stock Option Plan, the Stock Options must be exercised within two years of their vesting date. In the event of a change of control in the Company (which shall be the sale of more than 50% of the Registrant), all unvested Stock Options shall immediately vest, effective as of the date of such change in control.

REMUNERATION OF KEY EMPLOYEES WHO ARE HIGHLY COMPENSATED

In addition to our executive officers and directors, we have one key employee in fiscal year 2005:

                                           ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                     ---------------------------------    -------------------------------------------
                                                                                   AWARDS                 PAYOUTS
                                                                          --------------------------   --------------
                                                                          RESTRICTED    SECURITIES
NAME AND PRINCIPAL           FISCAL    CASH              OTHER ANNUAL       STOCK       UNDERLYING       ALL OTHER
POSITION                      YEAR   SALARY (1)  BONUS  COMPENSATION (1)    AWARDS       OPTIONS       COMPENSATION
-----------------------------------------------------------------------   --------------------------   --------------
Dr. Wade Poteet               2005    $ 96,000     -      $ 114,000             -              -                -
Principal Scientist           2004    $ 96,000     -      $ 114,000             -              -                -
                              2003    $ 96,000     -      $ 123,705             -              -                -

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

Dr. Poteet resigned from his employment position with the company effective January 1, 2006 and now serves on a full-time consultancy basis, continuing as the company's Principal Scientist.

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with Messrs. Philips and Shriver effective January 1, 2002. The agreements each continue for an indefinite period unless terminated by CDEX for "cause," or by the employee for "good reason" (as such terms are defined in the agreements), or upon two weeks prior written notice by either party to the other. The agreements provide for salaries based on annual amounts of $300,000 for Mr. Philips and $250,000 for Mr. Shriver, which are subject to review on an annual basis. The salary shall be payable in equal monthly installments, unless otherwise required by applicable state law and, based on CDEX's economic posture, may be paid in cash and/or stock, at CDEX's option. Each agreement provides for a minimum monthly cash payment to the employee of $7,500 for Mr. Shriver and $3,000 for Mr. Philips. CDEX has availed itself of this option for the past three fiscal years as reflected under "Compensation of Executive Officers." Each of these agreements provides for the forfeiture of restricted stock granted to the employee in the event of the employee's termination before the stock is fully vested. Under the agreements, each employee is entitled to a severance package in the event of termination by CDEX other than for "cause" or by the employee for "good reason." In each case, "good reason" includes a change in management of CDEX.

The agreements with Messrs. Philips and Shriver were amended on January 1, 2003 to increase the intended minimum monthly cash payment to the employee to $8,000, and permit CDEX to pay the entire salary in common stock if paying cash is not in the best interest of the Company.

Mr. Philips resigned from the positions of Chief Executive Officer and President effective January 1, 2006, and the company entered into a Settlement and Consulting Agreement, as of said date, with an entity controlled by Mr. Philips, for Mr. Philips's continued services as the Company's Chairman of the Board and additional services as a consultant in order to assure a smooth and settled transition for the Company's new Chief Executive Officer. The agreement has a term of one year, unless extended by mutual agreement of the parties, and may be terminated by either party on two weeks' notice. Pursuant to the agreement, through the Consultant, for Mr. Philips's services, the Company will continue to pay compensation of $2,500 cash per month and will also provide to the Consultant options to purchase 150,000 free-trading shares of the Registrant's Class A Common Stock vesting 1/3 per year for three years, as long as Mr. Philips remains a director of the company at time of vesting. The Company will also pay to the Consultant 350,000 free-trading shares of Class A Common Stock.

Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Shriver. The amendment to Mr. Shriver's employment agreement provides for an annual cash salary of $180,000 as well as options which will vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The number of options will be determined in fiscal year 2006.

The Company entered into an employment agreement with Mr. Griffin effective October 1, 2005. The agreement provides for an annual salary of $240,000 which may be paid in combination of cash and stock at the Company's discretion, and a discretionary annual performance bonus of 25% of the annual salary. Further, the agreement provides for options to purchase 300,000 shares of Class A Common Stock, 1/3 of which will vest on September 30, 2006, with 1/24th of the balance vesting on the first day of each month (commencing November 1, 2006) for the two years thereafter. Unless otherwise stated in the Company's Stock Option Plan, the Stock Options must be exercised within two years of their vesting date. In the event of a change of control in the Company (which shall be the sale of more than 50% of the Registrant), all unvested Stock Options shall immediately vest, effective as of the date of such change in control. The agreement continues for an indefinite period unless terminated by CDEX for "cause," or by Mr. Griffin for "good reason" (as such terms are defined in the agreements), or upon two weeks prior written notice by either party to the other. The agreement provides that Mr. Griffin's employment will be "at-will" and may be terminated upon two weeks written notice by either party.

Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Griffin. The amendment provides for payment to Mr. Griffin of an annual cash salary of $204,000 as well as options which will vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The number of options will be determined in fiscal year 2006.

STOCK INCENTIVE PLANS

2002 Stock Incentive Plan
-------------------------

On May 27, 2002, our board of directors adopted the 2002 Stock Incentive Plan, under which stock options and restricted stock may be granted to such of our officers, directors, employees or other persons providing services to CDEX as our board of directors, or a committee designated by them for this purpose, selects. The plan was approved by our stockholders on July 1, 2002.

Stock options granted under the plan may be nonqualified stock options or incentive stock options, as provided in the plan. Incentive stock options are to be issued in accordance with Section 422 of the Internal Revenue Code of 1986, as amended. As such, they may only be issued to employees of CDEX or any subsidiary of CDEX, and must have an exercise price of no less than 110% of fair market value of the common stock on the date of the grant. The aggregate fair market value of the underlying shares cannot exceed $100,000 for any individual option holder during any calendar year. Also, incentive stock options must expire no later than five years from the date of grant. Non-incentive options are not subject to the restrictions contained in Section 422, except that pursuant to the plan, such options cannot be exercisable at less than 85% of fair market value and must expire no later than ten years from the date of grant. The options are non-transferable and may not be assigned except that non-incentive options may, in certain cases be assigned to family members of the grantee. Upon termination of the employment (other than for cause) of a grantee of options under this plan, the grantee shall have 60 days following such termination, or one year if such termination results from the grantee's death or disability (as defined in the plan), to exercise the vested portion of any option.

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

Restricted stock granted under this plan may be issued subject to any restrictions set by our board of directors in its discretion except that the vesting restrictions for restricted stock granted to individuals who are not officers, directors or consultants of CDEX shall lapse no less rapidly than the rate of 20% per year for each of the first five years from the grant date. However, the board of directors in its discretion may shorten or eliminate the restrictions. Generally, unless otherwise provided by the board of directors with respect to a particular grant of restricted stock, holders of restricted stock have the right to vote and receive dividends on their shares, including shares not yet vested. Also, unless otherwise so provided, any unvested shares are deemed forfeited by the grantee upon termination of such grantee's service with CDEX.

2003 Stock Incentive Plan
-------------------------

On July 1, 2003, our shareholders adopted the 2003 Stock Incentive Plan, which has substantially the same terms as the 2002 Stock Incentive Plan. We have reserved 10,000,000 shares in the aggregate for issuance under both the 2002 and 2003 plans, including 3,000,000 available for the Board of Directors to allocate to the Incentive Plan at their discretion as approved by the Shareholders at our June 2004 Annual Meeting.

To date, we have issued 8,663,325 shares of common stock and 300,000 options under the plans to certain of our officers, directors, consultants and employees, which are subject to forfeiture in accordance with the vesting schedules set forth in the granting agreements. Shares issued pursuant to the plans, whether underlying options or as restricted stock, generally may not be sold or transferred without the grantee first offering CDEX a right of first refusal to purchase the shares sought to be sold.

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

Name and Address of Beneficial                                          Amount of Beneficial   Percent of
Owner (1)                    Position                Title of Class         Ownership             Class
---------------------------------------------------------------------------------------------------------
Malcolm H. Philips, Jr.      Director                Class A Common       2,535,500 (2)  (3)        7.01%
                                                     Class B Common         100,000 (4)            57.14%

James Griffin                Executive Officer       Class A Common          27,750 (2)             0.08%
                                                     Class B Common               -                    -

Timothy Shriver              Executive Officer       Class A Common       1,371,371 (2)             3.79%
                             and Director            Class B Common          40,000 (4)            22.86%

George Dials                 Director                Class A Common         180,000 (2)  (5)        0.50%
                                                     Class B Common               -                    -

Dr. BD Liaw                  Director                Class A Common         175,000 (2)  (5)        0.48%
                                                     Class B Common               -                    -

John A. Knubel               Director                Class A Common          85,000 (2)  (5)        0.23%
                                                     Class B Common               -                    -

---------------------------------------------------------------------------------------------------------
Shares of all named executives,
significant employees and directors as               Class A Common       4,374,621                12.09%
a group (6 persons)                                  Class B Common         140,000                80.00%

(1) The address for each of the listed persons is c/o CDEX Inc., 1700 Rockville Pike, Suite 400, Rockville, Maryland 20852.

(2) The stock granted to each of the above-named directors and executive officers may be subject to a vesting schedule and risk of forfeiture. CDEX has the option to require that any unvested shares at termination be forfeited.. Upon termination of employment/provision of service, CDEX has the option to purchase any vested shares of the employee/service provider at fair market value.

(3) Includes stock held by entities in which Mr. Philips has a controlling interest.

(4) Until December 11, 2006, holders of shares of Class B Common Stock are entitled to elect a majority of the members of CDEX's board of directors, while the holders of the Class A Common Stock have the right to elect the remainder of the directors. Thereafter, holders of Class A and Class B shares will be entitled to one vote per share on any matter submitted to holders of common stock. By virtue of their share ownership, these individuals, acting as a group, currently control the election of our board of directors and other affairs of CDEX.

(5) Each of Mr. George Dials and Dr. BD Liaw, as a director, was provided shares of common stock under the terms of such director's Services Agreement with CDEX as well as a stock bonus in 2002. Mr. Knubel, as a director, was provided 20,000 shares of common stock under terms of director's Services Agreement with CDEX dated July 1, 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company previously leased space and purchased consulting and other supplies and services from Dynamic Management Resolutions, LLC (DMR). The owners of DMR are executive officers and key employees and consultants of the Company. Total expenses of the Company related to services provided by DMR were $5,760 for the year ended October 31, 2004.

The spouse of the former Chief Executive Officer purchased one $100,000 convertible note in 2004 and one $62,000 convertible note in 2005 paying interest at 9%. Total interest expense paid to this related party was $666 and $483 for the years ended October 31, 2004 and 2005, respectively. The $100,000 note was redeemed at par value for cash in April 2004 and the $62,000 note was redeemed at par value for cash in March 2005.


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

10.4 Assigned Consultant Services Agreement for Malcolm Philips Restated as Employment Agreement dated January 1, 2002 and amendments(2)

10.5 Assigned Consultant Services Agreement for Timothy Shriver Restated as Employment Agreement dated January 1, 2002 and amendments(2)

10.6     G. Dials Services Agreement dated August 3, 2001(3)

10.7     Dr. BD Liaw Services Agreement dated October 1, 2001(3)

10.8 Form of Non-Disclosure Agreement between the Company and each significant employee(3)

10.9     Form of Employment Agreement(3)

10.10    Employment Agreement for James Griffin dated as of October 1, 2005

10.11 Amendment to Lease Agreement by and between the Company and Butterfield Center Limited Partnership dated April 25, 2005.

10.12 Consulting and Severance Agreement by and between the Company and Malcolm H. Philips, Jr.

31       Rule 13a-14(a)/15d-14(a) Certification of James Griffin.

32       Section 1350 Certification of James Griffin.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Aronson and Company, our independent auditors, for audit and professional services rendered for the fiscal years ended October 31, 2005 and 2004:


                      Description                     FY2005       FY2004
                      -----------                     ------       ------
                      Audit fees                    $ 59,300     $ 87,200
                      Other services                  38,200       50,600
                                              ----------------------------
                      Total                         $ 97,500     $137,800
                                              ----------------------------

                                    CDEX Inc.
                      Index to Audited Financial Statements
                      Years Ended October 31, 2005 and 2004


--------------------------------------------------------------------------------


                                                                            Page
Report of Independent Registered Public Accounting Firm.......................F2

Audited Financial Statements:

   Balance Sheet..............................................................F3

   Statements of Operations...................................................F4

   Statement of Changes in Stockholders' Equity ..............................F5

   Statements of Cash Flows...................................................F6

   Notes to Financial Statements..............................................F7

Report of Independent Registered Public Accounting Firm


Board of Directors
CDEX Inc.
Rockville, Maryland


We have audited the accompanying Balance Sheet of CDEX Inc. as of October 31, 2005, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended October 31, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2005, and the results of its operations and its cash flows for the years ended October 31, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company incurred net losses in each year of operations, has an accumulated deficit in excess of $19 million as of October 31, 2005, has insufficient working capital to sustain its operations over the next year and has no committed borrowing arrangements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Aronson & Company

Rockville, Maryland
December 15, 2005, except with respect to the matters discussed in Notes 9 and 10, as to which the date is January 11, 2006

                                    CDEX Inc.

                      Balance Sheet as of October 31, 2005

Assets
          Current assets
                 Cash and cash equivalents                                   $  1,472,242
                 Accounts receivable                                               19,629
                 Finished goods inventory                                          49,062
                 Raw materials inventory                                          202,400
                 Prepaid expenses                                                   2,845
                                                                             ------------
          Total current assets                                                  1,746,178

          Property and equipment
                 Laboratory and computer equipment                                603,276
                 Furniture and fixtures                                             1,666
                 Building improvements                                              1,265
                                                                             ------------
          Total property and equipment                                            606,206
                 Less: Accumulated depreciation                                  (571,374)
                                                                             ------------
          Net property and equipment                                               34,833

          Other assets                                                              2,499
                                                                             ------------
Total Assets                                                                 $  1,783,510
                                                                             ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                       $    177,551
                 Deferred stock compensation                                      780,513
                 Customer deposits                                                 37,934
                 Deferred revenue                                                  10,967
                 Deferred rent                                                      8,567
                                                                             ------------
          Total Current Liabilties                                              1,015,531

Commitments and Contingencies

Stockholders' Equity
          Preferred Stock - $.005 par value per share, 3,000,000
                 shares authorized and none outstanding                                 -
          Class A common stock - $.005 par value per share, 36,500,000
                 shares authorized and 35,679,971 outstanding                     178,404
          Class B common stock - $.005 par value per share, 500,000
                 shares authorized and 175,000 outstanding                            875
          Additional paid in capital                                           20,435,268
          Deferred stock compensation                                             (72,536)
          Accumulated deficit                                                 (19,774,033)
                                                                             ------------
Total Stockholders' Equity                                                        767,978
                                                                             ------------
Total Liabilities and Stockholders' Equity                                   $  1,783,510
                                                                             ============



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations


                                                 Year Ended October 31
                                                 2004            2005
                                             ------------    ------------
Revenue                                      $      4,069    $    178,607

Cost of Revenue                                         -          85,481
                                             ------------    ------------

Gross Profit                                        4,069          93,125

Operating Expenses
       Development costs                        2,582,294       2,421,875
       General and administrative expenses      2,359,939       2,896,336
                                             ------------    ------------
Total Operating Expenses                        4,942,234       5,318,211

Loss From Operations                           (4,938,165)     (5,225,086)

Other Income (Expense)
       Interest income                              1,714           4,070
       Related party interest expense                (666)           (483)
       Interest expense                        (1,040,867)              -
                                             ------------    ------------
Total Other (Expense) Income                   (1,039,820)          3,587
                                             ------------    ------------
Net Loss                                     $ (5,977,984)   $ (5,221,499)
                                             ============    ============

Basic and diluted net loss
       per common share:                     $      (0.24)   $      (0.16)

Basic and diluted weighted average
       common shares oustanding                24,541,702      31,988,808



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                  Statement of Changes in Stockholders' Equity


                                                          Shares of         Shares of                          Class B
                                                           Class A           Class B          Class A          Common
                                                         Common Stock      Common Stock     Common Stock        Stock
------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2003                                 23,175,505          220,000        $  115,878       $    1,100
------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                                103,335                -               517                -
Warrants issued in connection with convertible debt                -                -                 -
Conversion of debentures into common stock                 4,020,258                -            20,105                -
Shares issued for compensation                             1,793,520                -             8,968                -
Payment of common stock subscribed                                 -                -                 -                -
Remeasurement of compensation expense                              -                -                 -                -
Amortization of deferred compensation expense                      -                -                 -                -
Net loss                                                           -                -                 -                -

------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2004                                 29,092,618          220,000        $  145,468       $    1,100
------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                              3,232,366                -            16,161                -
Exercise of warrants for common stock                      1,190,340                -             5,952                -
Conversion of debentures into common stock                   296,667                -             1,483                -
Shares issued for compensation                             1,822,980                -             9,115                -
Exchange of Class B for Class A common stock                  45,000          (45,000)              225             (225)
Remeasurement of compensation expense                              -                -                 -                -
Amortization of deferred compensation expense                      -                -                 -                -
Net loss                                                           -                -                 -                -

------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                                 35,679,971          175,000        $  178,404       $      875
========================================================================================================================

                                                                                                         Stock
                                                     Additional Paid-    Deferred       Accumulated   Subscription
                                                        in Capital     Compensation       Deficit      Receivable       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2003                              $ 10,818,200    $ (1,620,737)   $ (8,574,549)   $  (2,500)   $    737,392
---------------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                               149,484               -               -            -         150,001
Warrants issued in connection with convertible debt       1,009,685               -               -            -       1,009,685
Conversion of debentures into common stock                2,220,186               -               -            -       2,240,291
Shares issued for compensation                              919,325        (382,581)              -            -         545,711
Payment of common stock subscribed                                -               -               -        2,500           2,500
Remeasurement of compensation expense                      (119,494)        119,494               -            -               -
Amortization of deferred compensation expense                     -       1,722,568               -            -       1,722,568
Net loss                                                          -               -      (5,977,984)           -      (5,977,984)

---------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2004                              $ 14,997,386    $   (161,257)   $(14,552,533)   $       -    $    430,164
---------------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                             2,617,338               -               -            -       2,633,500
Exercise of warrants for common stock                       886,798               -               -            -         892,750
Conversion of debentures into common stock                   87,517               -               -            -          89,000
Shares issued for compensation                            1,726,462               -               -            -       1,735,577
Exchange of Class B for Class A common stock                      -               -               -            -               -
Remeasurement of compensation expense                       119,767        (119,767)              -            -               -
Amortization of deferred compensation expense                     -         208,488               -            -         208,488
Net loss                                                          -               -      (5,221,499)           -      (5,221,499)

---------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                              $ 20,435,268    $    (72,536)   $(19,774,033)   $       -    $    767,978
================================================================================================================================



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows


                                                                                Year Ended
                                                                                October 31
                                                                         2004               2005
                                                                      -----------        -----------
Cash Flows from Operating Activities
        Net loss                                                      $(5,977,984)       $(5,221,499)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                        297,437             16,760
                      Stock compensation                                2,268,280          2,724,578
                      Noncash interest                                  1,041,124                  -
               Changes in operating assets and liabilities
                      Inventory                                          (146,149)          (105,314)
                      Accounts receivable                                  89,937            (19,629)
                      Prepaid expenses                                     (2,377)             1,148
                      Other assets                                          1,256             (1,100)
                      Current liabilities                                 223,210             (7,331)
                                                                      -----------        -----------
Net cash used by operating activities                                  (2,205,265)        (2,612,385)

Cash Flows from Investing Activities
        Purchase of property and equipment                                (24,524)            (2,108)
                                                                      -----------        -----------
Net cash used by investing activities                                     (24,524)            (2,108)

Cash Flows from Financing Activities
        Proceeds from sale of common stock                                152,501          3,526,250
        Proceeds from convertible notes payable                         2,205,850             89,000
        Proceeds from related party convertible notes payable             100,000             62,000
        Repayment of related party convertible notes payable             (100,000)           (62,000)
                                                                      -----------        -----------
Net cash provided by financing activities                               2,358,351          3,615,250
                                                                      -----------        -----------

Net increase in cash                                                      128,562          1,000,757

Cash and cash equivalents, beginning of the period                        342,923            471,485

                                                                      -----------        -----------
Cash and cash equivalents, end of the period                          $   471,485        $ 1,472,242
                                                                      ===========        ===========


Supplemental Cash Flow Information
        Actual cash payments for interest                             $       471        $       483
        Conversion of convertible notes payable to common stock       $ 2,240,291        $    89,000
        Common stock issued in non-cash transactions                  $   928,293        $ 1,735,577
        Conversion of Class B to Class A common stock                 $         -        $    49,500



The accompanying Notes to Financial Statements are an integral part of these financial statements.

1. Organization     Basis of presentation: CDEX Inc. (the Company), incorporated and significant  under the laws of the State of Nevada on July 6, 2001
   accounting       (inception), began operations in July 2001 by acquiring the
   policies         assets listed below along with chemical detection
                    technology, nanometrology, technical processes and intellectual property rights from Loch Harris, Inc. in exchange for 13,865,000 shares of Class A common stock. The transaction is considered a reorganization of affiliated entities and hence the assets acquired are valued at the historical cost of the transferor. As the intangible assets had no historical cost basis on the books of the transferor, they are carried at a zero cost value on the Company's books. Tangible assets acquired were:

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

                    The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                                            2004             2005
                                                                            ----             ----
                    Reported net loss                                 $(5,977,984)     $(5,221,499)
                    Add:  Noncash  stock  compensation  included in
                    reported net loss                                   2,268,280        2,724,578
                    Deduct:   Total  noncash   stock   compensation
                    expense   determined  under  fair  value  based
                    method for all awards                              (2,268,280)      (2,730,578)
                                                                     ------------------------------
                    Pro forma net loss                                $(5,977,984)     $(5,227,499)
                                                                     ------------------------------

                    The effect of applying SFAS No. 123 on a pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

                    The weighted-average fair value of options granted during 2005 was $216,000. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the year ended October 31, 2005: volatility of 75%; dividend yield of 0%; average risk-free interest rate of 3.8%, and; expected term of 5 years.

                    Revenue recognition: In fiscal year 2004, development contract revenue represents fees earned in connection with two development contracts that were awarded to the Company to complete initial testing and research on a time and material basis. Revenue from these contracts was recognized as the testing and research was performed at contractually agreed upon billing rates. In fiscal year 2005, revenue recognized represents amounts earned for products and services. Revenue is recognized at contractually agreed upon rates in the fiscal period in which products are delivered to customers and services are performed. Revenue is not recognized for amounts not due pending customer acceptance of the product.

                    In fiscal year 2005, revenue was recognized from sales to 4 customers.

                    Reclassifications: Certain fiscal year 2004 amounts have been reclassified to conform to the current year presentation.

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

                    Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $297,437 and $16,760 for the years ended October 31, 2004 and 2005, respectively.

                    Inventory: Inventory consists of component parts and finished goods carried at the lower of invoice cost (average cost basis) or market.

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

                    Advertising and marketing costs: The cost of advertising and marketing is expensed as incurred. Advertising and marketing expense was $78,218 and $52,142 for the years ended October 31, 2004 and 2005, respectively.

                    Research and development: Total research and development costs include labor and stock compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as development costs.

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

2. Related party    The Company previously leased space (see Note 7) and
   transactions     purchased consulting and other supplies and services from
                    Dynamic Management Resolutions, LLC (DMR). The owners of DMR are the executive officers and key employees and consultants of the Company. Total expenses of the Company related to services provided by DMR were $5,760 for the year ended
                    October 31, 2004.

                    The spouse of the former Chief Executive Officer purchased one $100,000 convertible note in 2004 and one $62,000 convertible note in 2005 paying interest at 9%. Total interest expense paid to this related party was $666 and $483 for the years ended October 31, 2004 and 2005, respectively. The $100,000 note was redeemed at par value for cash in April 2004 and the $62,000 note was redeemed at par value for cash in March 2005.

3. New accounting   In December 2004, the FASB issued SFAS No. 123 (revised
   standards        2004), Accounting for Share-Based Payments ("SFAS123(R)").
                    SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after December 15, 2005;
                    therefore, we will adopt the new requirements beginning with our fiscal year 2007 as of November 1, 2006. As a result, we expect to record non-cash, stock based compensation expense, which will have a material effect on our future results of operations. Prior to October 1, 2005, the Company had not used options as compensation and hence this pronouncement would not have had a material impact on previously reported results. We are studying the specific impact of adoption, which includes our decision of whether to adopt the requirements on a prospective or retrospective basis and the specific methods for valuation.

                    In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires changes in accounting principle to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20. Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005.

4. Income taxes     The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts which would have been computed using statutory rates as follows (000's):

                                                              Year Ended October 31,
                                                             -------------------------
                                                              2004             2005
                    ------------------------------------------------------------------
                    Federal income taxes at the maximum    $ 2,032            $ 1,775
                       statutory rate
                    State income taxes, net of Federal
                       tax effect                              275                210
                    Difference in valuation of stock
                       based compensation                   (1,548)                 -
                    Increase in valuation allowance           (759)            (1,985)
                    ------------------------------------------------------------------

                    Benefit from income taxes              $     -            $     -
                    -------------------------------------------------------------------

                    Deferred income taxes were as follows as of October 31:
                                                                               2004            2005
                    ------------------------------------------------------------------------------------
                    Stock based compensation                                  $   896        $  1,353
                    Fixed asset basis difference                                   97              79
                    Receivables excluded from income for income tax
                       reporting purposes                                           -              (8)

                    Accounts payable and accrued expenses deducted for
                       financial statement reporting purposes, but not for
                       income tax reporting purposes                               91              91

                    Net operating loss carryforward                             1,776           3,330
                    ------------------------------------------------------------------------------------

                    Deferred tax asset                                        $ 2,860         $ 4,845

                    Valuation allowance                                       $(2,860)        $(4,845)
                    ------------------------------------------------------------------------------------

                    Total                                                     $     -         $     -
                    ------------------------------------------------------------------------------------

                    For income tax purposes, the Company has net operating loss carryforwards of approximately $8.6 million at October 31, 2005 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2025.

5. Restricted stock Compensation in the form of restricted stock grants is
   grants for       recorded at fair value. The Company has provided restricted
   services         stock grants to employees and consultants as the principal element of their compensation. The Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determinable. Fair value is determined using the following policies:

                    o For consulting agreements issued in 2004 and 2005, the fair value was determined using the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during that year.

                    o The Company has also utilized employment and consulting agreements which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle noncash compensation. For such stock awards through May 2005, the fair value of the services is determined based on the number of shares issued valued at the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during the compensation period. For stock awards from June 2005 through October 2005, the fair value of the services is determined based on the number of shares issued valued at the closing price of the company's Class A common shares on the Over-The-Counter Bulletin Board ("OTCBB").

                    In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is remeasured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted. The Company issued additional consulting agreements in 2004 and 2005 which were also accounted for using the fair value of the common stock to value the compensation cost. The compensation cost is remeasured at the fair value as of the end of each reporting period and the deferred compensation account is adjusted.

                    The Company granted 1,793,520 and 1,822,980 Class A shares of common stock to employees and consultants during the years ended October 31, 2004 and 2005, respectively.

                    The Company has two separate stock plans--the 2002 and 2003 Stock Incentive Plans. Both plans provide for the issuance of stock options and stock grants. The 2002 Plan permits the issue of up to 3,250,000 shares through June 30, 2008. The 2003 Plan permits the issue of up to 10,000,000 shares (after subtracting any shares issued under the 2002 Plan) through June 30, 2013. A total of 1,793,520 shares with a fair value of $928,293 were issued during the year ended October 31, 2004, and 1,822,980 shares with a fair value of $1,735,577 and 300,000 options were issued during the year ended October 31, 2005. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined scientific and sales-related milestones.

                    Restricted stock and stock option activity under the Plans is as follows:
                     Balance October 31, 2003                  5,102,257
                        Granted                                1,793,520
                        Forfeited                                (68,589)
                                                            ---------------
                     Balance October 31, 2004                  6,827,188
                                                            ---------------
                        Granted                                2,122,980
                        Forfeited                                      0
                                                            ---------------
                     Balance October 31, 2005                  8,950,168
                                                            ---------------

                    Expense for the deferred compensation balance of $72,536 at October 31, 2005 is expected to be recognized as follows:
                    $62,266 in fiscal year 2006 and $10,270 in fiscal year 2007.

                    Total compensation expense related to stock awards for employees and consultants was $2,268,280 and $2,724,578 for the years ended October 31, 2004 and 2005, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value. Shares granted to employees and consultants generally vest over periods of 8 months to 3 years.

                    Effective October 1, 2005, the Company entered in an employment agreement with an executive officer that provides for the issuance of an option to purchase 300,000 shares of Class A Common Stock at an exercise price of $1.14 per share (the fair value of the shares on the date of the grant), 1/3 of which will vest on September 30, 2006, with 1/24th of the balance vesting on the first day of each month (commencing November 1, 2006) for the two years thereafter.

                    There were no options outstanding prior to this grant, and all 300,000 remain outstanding at October 31, 2005. None are exercisable at that date, and the options expire by September 30, 2010. The fair value of the options on the date of the grant was $0.72 per share, as determined under the Black-Scholes method.

6. Stockholders'    The holders of shares of Class B Common Stock shall, as a
   equity           class, be entitled to vote to elect a majority of the
                    members of the Company's Board of Directors through December
                    11, 2006. Holders of shares of Class A Common Stock shall, as a class, be entitled to vote to elect the remainder of the members of the Company's Board of Directors through December 11, 2006. Following that, holders of Class A Common
                    Stock and Class B Common Stock shall be entitled to one vote per share on matters relating to the election of the Company's Board of Directors. Holders of Class A Common
                    Stock and Class B Common Stock shall be entitled to one vote per share on all other matters to be voted upon by the stockholders of the Company.

                    In fiscal year 2004, the Company primarily raised capital by issuing convertible promissory notes, which were converted by the investors into shares of Class A common stock. A majority of the convertible promissory notes were sold with detachable warrants, which were exercised in fiscal years 2004 and 2005.

                    During the fiscal year ended October 31, 2005, the Company received $3,615,250 in funding for 4,719,373 shares of Class A common stock at an average price of approximately $.77 per share. The funding comprised:

                    o $1,500,000 from the sale of 1,825,000 shares of common stock to Baxa, at an average price of approximately $0.82 per share. In addition, the Company issued to Baxa a warrant, exercisable through July 28, 2006, to purchase up to 1,216,000 shares of its common stock at a price of $0.822 per share.

                    o $1,133,500 from the sale of 1,407,366 shares of common stock, at an average price of approximately $0.81 per share.

                    o $892,750 from the exercise of warrants into 1,190,340 shares of common stock, at an average price of approximately $.75 per share.

                    o $89,000 from the sale of convertible promissory notes. All of the investors elected to convert the notes into 296,667 shares of common stock, at an average price of approximately $0.30 per share.

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


7. Leases           The Company is obligated under a six month lease, as lessee, for office space in Maryland. The lease provides for monthly rent of approximately $1,175. Total rent expense was $2,100 and $12,100 for the years ended October 31, 2004 and 2005, respectively.

                    The Company leases office and laboratory space in Arizona. The Company previously subleased this space from Dynamic Management Resolutions, LLC (see Note 2) until March 5, 2004, when the lease was assigned from Dynamic Management Resolutions to the Company. The lease expires April 30, 2009, has non-cancelable lease payments into 2006, and provides for monthly rent of approximately $2,930 with 3% annual escalations. The lease was amended in fiscal year 2005 to provide for additional space. The amendment expires December 31, 2007, has non-cancelable lease payments into 2007, and provides for monthly rent of approximately $2,630 with 4% annual escalations. Total rent expense was $16,929 and $43,884 for the years ended October 31, 2004 and 2005, respectively.

                    The future minimum lease payments required under operating leases that have an initial non-cancelable lease term greater than one year as of October 31, 2005 are as follows:

                    Year Ending
                    October 31,                                  Amount
                    --------------------------------------------------------
                       2006                                     $ 48,850
                       2007                                        8,530
                    --------------------------------------------------------
                       Total                                    $ 57,380
                    ========================================================

8. Financial        The Company has incurred losses since its inception of
   condition        approximately $19,800,000 and has had limited product sales from its inception through fiscal year 2005. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. In addition, the Company intends to continue its policy of paying significant portions of compensation with its common stock. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

                    The Company's ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above. The existing cash balance will fund approximately 6 months of operations if no additional cash is raised. The Company anticipates it will require approximately $1,500,000 to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our products. The Company's continued operations, as well as the implementation of our business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Company continues to seek prospective investors who may provide some of this funding. The Company also anticipates it will need to maintain the current workforce to achieve commercially viable sales levels. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue. Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company's noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

9.  Commitments     The Company has entered into employment agreements with its two senior employees. The contracts provide for annual cash compensation of $384,000 and options to purchase shares of common stock. The agreements provide for accelerated vesting of options in the event of termination other than cause.
                    There are no severance provisions due under the agreements.

10. Subsequent      Subsequent to October 31, 2005, the Company issued 13,157
    events          shares to an employee for deferred stock compensation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2006.

                                    CDEX INC.




                              By: /s/ James Griffin
                                  ----------------------
                                  Name: James Griffin
                                  Title: Chief Executive
                                  Officer/President

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints James Griffin, as such person's true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for such person in name, place and stead, to sign in any and all amendments to this report on Form 10-KSB, in any and all capacities, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agents, and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.




NAME                                   TITLE                         DATE
----                                   -----                         ----

/s/ James Griffin            CHIEF EXECUTIVE OFFICER/          January 30, 2006
------------------------     PRESIDENT (PRINCIPAL
JAMES GRIFFIN                FINANCIAL AND ACCOUNTING OFFICER)

/s/ Timothy Shriver          SR. VICE PRESIDENT OF             January 30, 2006
------------------------     MANUFACTURING OPERATIONS/DIRECTOR
TIMOTHY SHRIVER

/s/ Malcolm H. Philips       CHAIRMAN OF THE BOARD             January 30, 2006
------------------------     OF DIRECTORS
MALCOLM H. PHILIPS JR.

/s/ George Dials             DIRECTOR                          January 30, 2006
------------------------
GEORGE DIALS

/s/ Dr. BD Liaw              DIRECTOR                          January 30, 2006
------------------------
DR. BD LIAW

/s/ John A. Knubel           DIRECTOR                          January 30, 2006
------------------------
JOHN A. KNUBEL