Form 10QSB
period 2006-01-31
CDEX INC
filed 2006-03-16
CIK 1173738

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2006

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the last practicable date.

         Class A Common Stock: 36,491,573 shares as of March 9, 2006 Class B Common Stock: 140,000 shares as of March 9, 2006

Transitional Small Business Disclosure Format. Yes [_] No [X]


--------------------------------------------------------------------------------

                                    CDEX INC.
                                   FORM 10-QSB

                 For the Quarterly Period Ended January 31, 2006

                                      INDEX

                                                                                                                                Page
Part I    Financial Information

  Item 1. Financial Statements
                  Condensed Balance Sheet as of January 31, 2006...................................................................3
                  Condensed Statements of Operations for the Three Months ended January 31, 2006 and 2005..........................4
                  Condensed Statements of Cash Flow for the Three Months ended January 31, 2006 and 2005...........................5
                  Notes to Condensed Financial Statements..........................................................................6

  Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.........................................8
  Item 3. Controls and Procedures.................................................................................................16

Part II   Other Information

  Item 1. Legal Proceedings.......................................................................................................17
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............................................................17
  Item 3. Defaults Under Senior Securities........................................................................................17
  Item 4. Submission of Matters to a Vote of Security Holders.....................................................................17
  Item 5. Other Information.......................................................................................................17
  Item 6. Exhibits................................................................................................................17

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CDEX Inc.

                      Balance Sheet as of January 31, 2006
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                 $    636,340
                 Accounts receivable                                             16,418
                 Unbilled revenue                                                79,200
                 Finished goods inventory                                        38,372
                 Raw materials inventory                                        227,435
                 Prepaid expenses                                                17,085
                                                                           ------------
          Total current assets                                                1,014,850

          Property and equipment
                 Laboratory and computer equipment                              603,275
                 Furniture and fixtures                                           1,666
                 Building improvements                                            1,265
                                                                           ------------
          Total property and equipment                                          606,206
                 Less: Accumulated depreciation                                (575,565)
                                                                           ------------
          Net property and equipment                                             30,641

          Other assets                                                            2,499
                                                                           ------------
Total Assets                                                               $  1,047,990
                                                                           ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                     $    128,082
                 Deferred stock compensation                                    954,756
                 Customer deposits                                               37,934
                 Deferred revenue                                                10,000
                 Deferred rent                                                    8,567
                                                                           ------------
          Total Current Liabilties                                            1,139,339

Stockholders' Deficit
          Preferred Stock - $.005 par value per share, 500,000
                 shares authorized and none outstanding                               -
          Class A common stock - $.005 par value per share, 39,300,000
                 shares authorized and 35,693,128 outstanding                   178,470
          Class B common stock - $.005 par value per share, 200,000
                 shares authorized and 175,000 outstanding                          875
          Additional paid in capital                                         20,448,496
          Deferred stock compensation                                           (55,895)
          Accumulated deficit                                               (20,663,295)
                                                                           ------------
Total Stockholders' Deficit                                                     (91,349)
                                                                           ------------
Total Liabilities and Stockholders' Deficit                                $  1,047,990
                                                                           ============


                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)

                                                     Three Months Ended
                                                         January 31
                                                   2005              2006
                                               ------------      ------------

Revenue                                        $     83,800      $     90,376

Cost of Revenue                                      64,258            62,442
                                               ------------      ------------

Gross Profit                                         19,542            27,933

Operating Expenses
       Development costs                            504,297           372,042
       General and administrative expenses          608,405           550,720
                                               ------------      ------------
Total Operating Expenses                          1,112,703           922,762

Loss From Operations                             (1,093,161)         (894,829)

Other Income (Expense)
       Interest income                                  519             5,567
       Interest expense                                   -                 -
                                               ------------      ------------
Total Other (Expense) Income                            519             5,567
                                               ------------      ------------
Net Loss                                       $ (1,092,641)     $   (889,262)
                                               ============      ============

Basic and diluted net loss
       per common share:                       $      (0.04)     $      (0.02)

Basic and diluted weighted average
       common shares oustanding                  29,733,199        35,865,935


                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                                         Three Months Ended
                                                                             January 31
                                                                        2005             2006
                                                                    -----------      -----------
Cash Flows from Operating Activities
        Net loss                                                    $(1,092,641)     $  (889,262)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                        4,189            4,191
                      Stock compensation                                377,476          204,178
               Changes in operating assets and liabilities
                      Inventory                                          49,128          (14,345)
                      Accounts receivable                               (83,800)         (75,989)
                      Prepaid expenses                                    1,148          (14,240)
                      Other assets                                       (1,100)               -
                      Current liabilities                                92,343          (50,436)
                                                                    -----------      -----------
Net cash used by operating activities                                  (653,257)        (835,902)

Cash Flows from Investing Activities
        Purchase of property and equipment                               (2,108)               -
                                                                    -----------      -----------
Net cash used by investing activities                                    (2,108)               -

Cash Flows from Financing Activities
        Proceeds from sale of common stock                              203,000                -
        Proceeds from convertible notes payable                          89,000                -
                                                                    -----------      -----------
Net cash provided by financing activities                               292,000                -
                                                                    -----------      -----------

Net decrease in cash                                                   (363,365)        (835,902)

Cash and cash equivalents, beginning of the period                      471,485        1,472,242
                                                                    -----------      -----------
Cash and cash equivalents, end of the period                        $   108,120      $   636,340
                                                                    ===========      ===========


Supplemental Cash Flow Information
        Conversion of convertible notes payable to common stock     $    89,000      $         -
        Common stock issued in non-cash transactions                $     5,700      $         -

                 The accompanying Notes to Financial Statements
              are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2006


1. General

The financial statements included herein have been prepared, without audit, pursuant to the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in CDEX Inc.'s Audited Financial Statements for the year ended October 31, 2005.

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2006, results of operations for the three month periods ended January 31, 2006 and January 31, 2005, and cash flows for the three month periods ended January 31, 2006 and January 31, 2005. Interim results are not necessarily indicative of results for an entire year.

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

REVENUE: Revenue recognized represents amounts earned for products and services. Revenue is recognized at contractually agreed upon rates in the fiscal period in which products are delivered to customers and services are performed. Revenue is not recognized for amounts pending customer acceptance of the product.

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

The Company has also utilized employment and consulting agreements that combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle noncash compensation. In this case, the fair value of the services is determined based on the number of shares issued valued at the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during compensation period.

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

The Company awarded some of the common shares in advance of when the service was performed. These amounts are shown as deferred stock compensation in shareholder's deficit in the accompanying balance sheet. The Company has also paid performance bonuses in common stock.

During the three months ended January 31, 2006, the Company granted 13,157 Class A shares of common stock to employees at a fair value of approximately $0.91 per share. The fair value per share was determined using the average price on the OTC Bulletin Board on the grant date. Total compensation expense related to stock awards for employees and consultants was $204,178 and $377,476 for the three months ended January 31, 2006 and 2005, respectively.

4. Subsequent Events

Subsequent to January 31, 2006, the Company issued 763,445 shares of common stock to employees and consultants as accrued stock compensation.

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

PLAN OF OPERATION

General
-------
CDEX Inc. is a life safety technology development company that currently develops and applies innovative photoelectric technologies to meet the requirements for life safety products in the healthcare, security, and brand protection markets. CDEX is a public company and its common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices in Rockville, Maryland, and its research and development laboratories in Tucson, Arizona.

Currently, CDEX is actively marketing in three distinct markets:

     1. Healthcare - Validation of substances and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, detection of the diversion of narcotics and controlled substances returned from operating room suites to the operating room pharmacy); and

     2. Security & Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs, chemical/biological weapons, and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

     3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (i.e., quality assurance inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

All current CDEX product development is based on applying the same underlying photoelectric technologies for which the company has five (5) patents pending. CDEX has received notification of allowance of two of its five patents pending. CDEX expects these two patents to issue later this year.

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

ValiMed(TM)
-----------
The ValiMed production units will be sold by using Baxa colors and logos and a ValiMed logo on the unit. CDEX has changed the design of the production ValiMed units from those used in beta testing in order to make them easier and less expensive to produce. We have also added a larger display to provide for a user-friendlier interface with the machine. In addition, a new cuvette holder has been added to the machine to accommodate our new proprietary cuvette design.

The ValiMed unit has passed the TUV electrical safety, electromagnetic interference (EMI), and electromagnetic compatibility (EMC) tests for product UL/CE certification.. However, before, ValiMed is issued a UL/CE mark by TUV, both CDEX and Mastek, the manufacturer of ValiMed unit, must pass a quality audit by TUV. Management expects the TUV quality audit to be completed by April 1, 2006.

Cuvettes
--------
Cuvettes are utilized in the ValiMed(TM) units to hold test samples. CDEX has designed a proprietary cuvette which the company believes has several advantages over commercially available alternatives: (1) better quality control over the wall thickness of the cuvettes; (2) smaller sample size required to conduct tests, and; (3) generation and protection of recurring revenues through the sale of a proprietary disposable cuvettes. The wall thickness of commercially available Cuvettes varies widely and results in signature variations. The new cuvettes requires only a 0.25cc sample as compared to a 1.0cc sample using commercially available cuvettes, a 75% reduction in sample size. This is particularly important for our customers as CDEX begins to include more expensive medications and drugs in its signature library.

Production Plan
---------------

ValiMed
-------
CDEX expects its first twenty-five production units to be available for delivery on or about April 22, 2006. To date, fifteen of the first twenty-five units have been reserved for sale, lease, or rent to end-user customers.

Cuvettes
--------
In Q1 FY'06, CDEX contracted with Schnipke to develop a two-cavity stainless steel mold that will be used to support the production of the new proprietary cuvette. During this past quarter, CDEX accepted the design of the new mold and has identified a source of plastic material that has excellent UV transmissive characteristics. In the coming quarter, management expects Schnipke to complete the construction of the new mold and deliver it to their affiliate Schnipke Southwest in Tucson, Arizona, where it will be used for the production of the new cuvette. CDEX anticipates that the first production run of 50,000 cuvettes will be completed in Q2 FY'06. CDEX expects to use approximately 20,000 cuvettes to support the new signature process in support of the ValiMed production units.

New Signatures
--------------
CDEX creates reference signatures of substances of interest (i.e. narcotics, explosive compounds, chemical and biological agents) and stores them in a reference signature database. The company's software validates that a substance of interest is what it is supposed to be by comparing its signature against the known reference signature of the substance of interest. In the second quarter of fiscal year 2006, the company plans to develop new signatures, using the new cuvettes, for the medications and drugs that the ValiMed(TM) unit can "see". This is important from a product quality standpoint. The variations and unknowns caused by wall thickness in commercially available cuvettes will be under tight control using the new cuvette.

Intellectual Property
---------------------
CDEX has a portfolio of five non-provisional patent applications. We have received notice from the U.S. Patent and Trademark Office (USPTO) that the first application has been allowed and are awaiting its issuance. The USPTO has also provided CDEX with an indication that the second application has been allowed. The remaining three patent applications are pending.

Four of the CDEX patent applications have a corresponding foreign counterpart application. The first application has corresponding patent applications filed in Europe (EP) and Hong Kong (HK). The second U.S. application has corresponding applications in Europe (EP) and Japan (JP) and we also plan to file a corresponding application in Canada (CA). The third application has corresponding application in Europe (EP) and Canada (CA) and the fifth application has a corresponding Patent Cooperation Treaty (PCT) international application.

On March 13, 2005 CDEX received notice from Analytical Spectral Devices, Inc.,
(ASD) that it has filed a complaint in United States District Court for the District of Colorado, Bolder, CO against CDEX for potential infringement of ASD Patent `369. As a matter of company policy, CDEX does not knowingly infringe upon the valid intellectual property or patent rights of other companies. CDEX will investigate ASD's complaint and take any and all necessary actions to remove ASD's complaint against CDEX.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005.

Revenue: Revenue was $90,376 and $83,800 during the three months ended January 31, 2006 and January 31, 2005, respectively. The increase of $6,576 (or 8%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the first fiscal quarter of 2006. All of the revenue in the first fiscal quarters of 2006 and 2005 from the delivery and support of ValiMed (TM) units to hospital pharmacy customers and Baxa Corporation.

Cost of revenue: Cost of revenue was $62,442 and $64,258 during the three months ended January 31, 2006 and January 31, 2005, respectively. The decrease of $1,816 (or 3%) was the result of lower component costs offset by higher manufacturing costs.

Research and development costs: Research and development costs were $372,042 during the three months ended January 31, 2006, compared with $504,297 during the three months ended January 31, 2005. The decrease of $132,255 (or 26%) resulted from lower stock compensation for research and development employees and consultants, offset by an increase in external research and development expenditures.

General and administrative expenses: General and administrative expenses were $550,720 during the three months ended January 31, 2006 compared with $608,405 during the three months ended January 31, 2005. This decrease of $57,685 (or 9%) resulted primarily from lower stock compensation for general and administrative employees and consultants, and lower professional services expenses including legal and accounting costs.

Other income (expense): Other income was $5,567 during the three months ended January 31, 2006, compared with other income of $519 during the three months ended January 31, 2005. This increase resulted primarily from a higher cash balance in an interest earning account in the first fiscal quarter of 2006 compared with 2005.

Net loss was $889,262 during the three months ended January 31,2006, compared with a net loss of $1,092,641 during the three months ended January 31, 2005, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of January 31, 2006, we had working capital of ($124,489), including $636,340 of cash and cash equivalents. We anticipate the need to raise approximately $3,000,000 over the next eighteen months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. The company has cash to last through the end of April 2006. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.

We have earned limited revenues from operations to date and are negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. However, we cannot be certain whether or when we will receive such revenues. We earned revenues of $90,376 during the first fiscal quarter of 2006.

We had a net decrease in cash and cash equivalents of $835,902 during the fiscal quarter ended January 31, 2006, compared with a net decrease of $363,365 during the fiscal quarter ended January 31, 2005. We used net cash of $835,902 and $653,257 in operating activities during the fiscal quarters ended January 31, 2006 and 2005, respectively, and capitalized $0 and $2,108 in property and equipment during the fiscal quarters ended January 31, 2006 and 2005, respectively. We received proceeds of $292,000 from the sale of convertible notes and shares of common stock to accredited investors during the fiscal quarter ended January 31, 2005.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $4,191 and $4,189 for the fiscal quarters ended January 31, 2006 and 2005, respectively.

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

We have also utilized employment and consulting agreements that combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle non-cash compensation. We have awarded some of the common shares in advance of when the service is performed although these shares are subject to forfeiture in the event of non-performance. These amounts are shown as deferred compensation in the accompanying balance sheet. We have also paid performance bonuses in awards of common stock.

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

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $3,000,000 through bank borrowings or equity or debt financing over the next eighteen months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members of our management team have advanced funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. All such advances have been repaid. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

We may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, in order to move forward with our business plan. These third party licenses may be unavailable on acceptable terms, when needed or at all. An inability to enter into and maintain any of these licenses could prevent us from developing or marketing products based upon the underlying technology and could prevent us from earning revenues on these products or from becoming profitable.

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

We cannot be certain that any products that we successfully develop will ever achieve wide market acceptance. Our products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major technology companies, as well as new products currently under development by such companies and others. In the explosives detection marketplace, for example, many airports and other facilities and agencies have already invested in and implemented systems that are based upon technology that is different from ours. While we believe our technology is superior, we will have to demonstrate its superiority to these potential customers in order to sell our products and generate revenues. We may encounter similar obstacles in other application areas. The degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. We cannot be certain that the marketplace in general will accept and utilize any of our products. If potential customers do not accept and purchase our products, we will be unable to generate revenues and become profitable.

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

SUBSTANTIAL COMPETITION MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND THEREBY OUR CHANCES OF BECOMING PROFITABLE.

We may experience substantial competition in our efforts to locate and attract customers for our products. We are aware of two significant competitors in the explosives detection industry which we believe have greater experience, resources and managerial capabilities and may be in a better position than we are to obtain access to and attract customers. A number of larger companies similarly may enter some or all of our target markets and directly compete with us. In the counter-terrorism arena, it is difficult to assess our competition due to the high level of secrecy and lack of available information with respect to defense and homeland security contracts and contractors. We must assume that the demand for the technology in this area has given rise to a corresponding supply of scientists and others who are developing technology similar to, or otherwise competitive with ours. In the area of brand protection, many companies may seek to develop technology in-house to protect their own brands rather than contract with us for our technology. In the areas of medical and pharmaceutical validation and brand protection, various existing technologies compete with ours and already are in use in the marketplace. These include radio frequency identification tags, taggant agents (chemical agents added to the target substance to serve solely as identifying tags) and bar coding. If our competitors are more successful in marketing their products, we may be unable to achieve or maintain profitability.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by James Griffin, our President, Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Griffin concluded that our disclosure controls and procedures were effective as of January 31, 2006. In addition, during the three months ended January 31, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31. Rule 13a-14(a) Certification of James Griffin.
32. Section 1350 Certification of James Griffin.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.


                                    CDEX INC.


By:     /s/  James Griffin
        ------------------
Name:   James Griffin
Title:  President, Chief Executive
        Officer, and Chief Accounting and
        Financial Officer