Form 10QSB
period 2006-04-30
CDEX INC
filed 2006-06-14
CIK 1173738

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2006

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [__] No [X]

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the last practicable date.

         Class A Common Stock:  36,787,846 shares as of June 6, 2006

Transitional Small Business Disclosure Format. Yes [  ] No [X]



--------------------------------------------------------------------------------

                                    CDEX INC.
                                   FORM 10-QSB

                  For the Quarterly Period Ended April 30, 2006

                                      INDEX

                                                                                                                         Page
Part I      Financial Information

  Item 1.   Financial Statements
                  Condensed Balance Sheet as of April 30, 2006.............................................................3
                  Condensed Statements of Operations for the Three and Six Months ended April 30, 2006 and 2005............4
                  Condensed Statements of Cash Flow for the Six Months ended April 30, 2006 and 2005.......................5
                  Notes to Condensed Financial Statements..................................................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation................................9
  Item 3.  Controls and Procedures........................................................................................18

Part II     Other Information

  Item 1.  Legal Proceedings..............................................................................................19
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................................................19
  Item 3.  Defaults Under Senior Securities...............................................................................19
  Item 4.  Submission of Matters to a Vote of Security Holders............................................................19
  Item 5.  Other Information..............................................................................................20
  Item 6.  Exhibits.......................................................................................................20

Signatures................................................................................................................21


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    CDEX Inc.

                       Balance Sheet as of April 30, 2006
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                 $     86,698
                 Accounts receivable, customers                                 348,610
                 Finished goods inventory                                       139,441
                 Raw materials inventory                                         39,919
                 Prepaid expenses                                                22,664
                                                                           ------------
          Total current assets                                                  637,333

          Property and equipment
                 Laboratory and computer equipment                              639,437
                 Furniture and fixtures                                           1,666
                 Building improvements                                            1,265
                                                                           ------------
          Total property and equipment                                          642,368
                 Less: Accumulated depreciation                                (580,756)
                                                                           ------------
          Net property and equipment                                             61,612

          Other assets                                                            2,499
                                                                           ------------
Total Assets                                                               $    701,444
                                                                           ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                     $    530,024
                 Deferred stock compensation                                    135,045
                 Advance payments                                               137,934
                 Deferred revenue                                                10,000
                 Deferred rent                                                    8,567
                                                                           ------------
          Total Current Liabilities                                              821,570

Stockholders' Deficit
          Preferred Stock - $.005 par value per share, 500,000
                 shares authorized and none outstanding                               -
          Class A common stock - $.005 par value per share, 50,000,000
                 shares authorized and 36,625,323 outstanding                   183,131
          Class B common stock - $.005 par value per share, 200,000
                 shares authorized and 40,000 outstanding                           200
          Additional paid in capital, common stock                           21,157,919
          Deferred stock compensation                                           (33,965)
          Accumulated deficit                                               (21,427,411)
                                                                           ------------
Total Stockholders' Deficit                                                    (120,126)
                                                                           ------------
Total Liabilities and Stockholders' Deficit                                $    701,444
                                                                           ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)


                                                     Three Months Ended                   Six Months Ended
                                                          April 30                            April 30
                                                   2005              2006              2005              2006
                                               ------------      ------------      ------------      ------------
Revenue                                        $     23,860      $    351,038      $    107,660      $    441,413

Cost of Revenue                                       4,200           165,996            68,458           228,439
                                               ------------      ------------      ------------      ------------
Gross Profit                                         19,660           185,041            39,202           212,974

Operating Expenses
       Development costs                            452,832           358,229           957,129           730,271
       General and administrative expenses          510,121           592,562         1,118,527         1,143,282
                                               ------------      ------------      ------------      ------------
Total Operating Expenses                            962,953           950,791         2,075,656         1,873,553

Loss From Operations                               (943,293)         (765,750)       (2,036,454)       (1,660,579)

Other Income (Expense)
       Interest income                                  156             1,634               675             7,201
                                               ------------      ------------      ------------      ------------
Total Other (Expense) Income                            156             1,634               675             7,201
                                               ------------      ------------      ------------      ------------
Net Loss                                       $   (943,137)     $   (764,116)     $ (2,035,779)     $ (1,653,378)
                                               ============      ============      ============      ============

Basic and diluted net loss
       per common share:                       $      (0.03)     $      (0.02)     $      (0.07)     $      (0.05)

Basic and diluted weighted average
       common shares outstanding                  30,763,565        36,522,957        30,248,382        36,194,446


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                                           Six Months Ended
                                                                               April 30
                                                                        2005             2006
                                                                    -----------      -----------
Cash Flows from Operating Activities
        Net loss                                                    $(2,035,778)     $(1,653,378)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                        8,379            9,382
                      Stock compensation                                794,105          248,732
               Changes in operating assets and liabilities
                      Inventory                                         (71,244)          72,102
                      Accounts receivable                               (60,857)        (328,982)
                      Prepaid expenses                                    1,148          (19,819)
                      Other assets                                       (1,100)               -
                      Current liabilities                                79,580          322,580
                                                                    -----------      -----------
Net cash used by operating activities                                (1,285,767)      (1,349,382)

Cash Flows from Investing Activities
        Purchase of property and equipment                               (2,108)         (36,162)
                                                                    -----------      -----------
Net cash used by investing activities                                    (2,108)         (36,162)

Cash Flows from Financing Activities
        Proceeds from sale of common stock                            1,354,500                -
        Proceeds from convertible notes payable                          89,000                -
        Proceeds from related party convertible notes payable            62,000                -
        Repayment of related party convertible notes payable            (62,000)               -
                                                                    -----------      -----------
Net cash provided by financing activities                             1,443,500                -
                                                                    -----------      -----------
Net increase (decrease) in cash                                         155,625       (1,385,544)

Cash and cash equivalents, beginning of the period                      471,485        1,472,242
                                                                    -----------      -----------
Cash and cash equivalents, end of the period                        $   627,110      $    86,698
                                                                    ===========      ===========


Supplemental Cash Flow Information
        Conversion of convertible notes payable to common stock     $    89,000      $         -
        Common stock issued in non-cash transactions                $   215,000      $   728,785
        Conversion of Class B to Class A common stock               $         -      $   117,450


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 APRIL 30, 2006


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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2006, results of operations for the three and six month periods ended April 30, 2006 and 2005, and cash flows for the six month periods ended April 30, 2006 and 2005. Interim results are not necessarily indicative of results for an entire year.

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

During the six months ended April 30, 2006, the Company granted 810,352 Class A shares of common stock to employees and consultants at a fair value of approximately $0.90 per share. The fair value per share was determined using the closing price on the OTC Bulletin Board on the grant date. Total compensation expense related to stock awards for employees and consultants was $44,554 and $416,629 for the three months ended April 30, 2006 and 2005, respectively, and $248,732 and $794,105 for the six months ended April 30, 2006 and 2005, respectively.

4. Stock Options

Stock options are granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule. The fair value of these options is estimated using the Black-Scholes option pricing model. Expected volatilities of 75% are based on the historical performance of our stock. The expected term of the options of 5 years represents the period of time that options are expected to remain unexercised. The risk-free interest rate of 3.8% to 4.2% for periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant.

The following is a summary of all option activity for the six months ended April 30, 2006:

                                                                  Weighted-
                                                                  Average
                                               Number of          Exercise
                                                Shares             Price
                                              ---------           --------

Outstanding at October 31, 2005                 300,000           $   1.10
                                              ---------           --------
Granted                                       1,590,000               0.95
Exercised                                             -                  -
Forfeited                                             -                  -
Expired                                               -                  -
                                              ---------           --------
Outstanding at April 30, 2006                 1,890,000           $   0.97

Exercisable at April 30, 2006                         -                  -


The Company follows SFAS No. 123, Accounting for Stock-Based Compensation. In accounting for stock options, as permitted by SFAS No. 123, the Company will account for stock-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and accordingly recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. No options were issued or outstanding during the six month period ended April 30, 2005.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                 Three Months Ended          Six Months Ended
                                                   April 30, 2006              April 30, 2006
                                                   --------------              --------------
Reported net loss                                   $  (764,116)                $(1,653,378)
                                                    -----------                 -----------
Deduct:  pro forma stock option employee

    compensation expense                                121,016                     138,504
                                                    -----------                 -----------
Pro forma net loss                                  $  (885,132)                $(1,791,882)

Earnings per common share:
    Basic and diluted - as reported                 $     (0.02)                $     (0.05)
    Basic and diluted - pro forma                   $     (0.02)                $     (0.05)


5. Subsequent Events

Subsequent to April 30, 2006, the Company issued 122,523 shares of common stock to a consultant to satisfy amounts reflected as deferred stock compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

You should read the following discussion in conjunction with our unaudited financial statements and related notes included elsewhere in this document. The following discussion, as well as other discussions in this document, contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

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

ValiMed(TM) Product Line
------------------------

In April 2006, CDEX management and staff successfully completed the implementation of the initial production plan for ValiMed(TM) and shipped its first ValiMed(TM) production units to Baxa Corporation. In so doing, the company was able to record its highest quarterly revenue and gross profit margin in the history of the company. The ValiMed(TM) units were shipped using Baxa colors and logos, and a ValiMed(TM) logo.

ValiMed(TM) represents the first product that has been placed into production in the company's history. CDEX has on-going contracts with Mastek-Innerstep, Inc. and Schnipke Southwest; Tucson, AZ based contract manufacturers, to manufacture the ValiMed(TM) units and the CDEX proprietary cuvettes, respectively.

As part of the company's ongoing research and development efforts, CDEX continues to build its medication and drug signature library using the new proprietary cuvettes. To date, a total of fifty-three (53) signatures have been added to the signature library. CDEX met its contractual obligation to Baxa to ship the ValiMed(TM) units with a minimum of 30 medication/drug signatures

All ValiMed production units are shipped with the TUV mark indicating that ValiMed(TM) meets the electrical safety, electromagnetic interference (EMI), and electromagnetic compatibility (EMC) test requirements for products sold in the USA, Canada, and the European Union. In addition, ValiMed(TM) has also been tested to the TUV CB Scheme which opens opportunities to market and sell ValiMed in countries other than the USA and Canada.

CDEX management expects all of its end-user customers to be eventually transitioned to Baxa in order to provide them with proper on-going field support and customer service. This is required because CDEX does not have the necessary service support infrastructure that is required to provide on-going customer service and support over a large geographical area, such as the USA and Canada.

CDEX has entered into discussions with companies outside the USA who have shown an interest in representing CDEX as its ValiMed(TM) distributor in Japan, UK and Ireland, Benelux region, Germany, and the Middle-East. While these companies may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will be able to close a distribution agreement with any of the companies in these markets. However, it is the intent of CDEX management to begin setting up international distribution for ValiMed(TM) before the end of calendar year 2006.

The gross margin from the initial ValiMed(TM) production units was greater than 52% for the three month period ended April 30, 2006, but below our forecasted gross margin target of 60%. The shortfall was due in part to higher than expected costs due to general inefficiencies associated with setting up a contract manufacturer for the first time. While lower than expected, achieving a gross margin in excess of 50% on the initial production run of the ValiMed(TM) product line is viewed as a significant accomplishment. CDEX management expects the gross margin on the ValiMed(TM) product line to trend higher as the company and its contract manufacturers come up the learning curve and become more efficient in the production process on future production runs.

ValiMed(TM) has transitioned from a beta-test product in to a full-scale production product. Year-on-year revenues are up significantly in 2006, as compared to the three and six month periods of 2005. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a new product that has just been introduced into the market. It is more likely that revenues will be "lumpy" over the next several quarters; with some quarters up and some down. This will continue into the foreseeable future until we have more fully developed our distribution and sales channels and are better able to more precisely predict in which quarters sales will fall. Potential sales for ValiMed(TM) are expected to be in the range of $1.2 to $1.5 million during fiscal year 2006. This sales forecast is based on the minimum sales targets that Baxa must achieve in order to maintain its exclusivity with CDEX, additional ValiMed(TM) sales that CDEX may achieve in markets outside the USA and Canada, additional cuvettes sales for ValiMed(TM), and service support agreements. CDEX believes that ValiMed(TM) could become a significant product portfolio for the company, but management does not guarantee that the sales projections put forth herein will be realized.

In order to reach this potential, CDEX must receive additional investment to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. If the company is unable to obtain the required funding that it needs through debt or equity financing in the near-term, the value potential of the ValiMed(TM) product portfolio over the next eight months cannot be realized.

Illicit Drug Detector
---------------------

Over the past several quarters, the company has been actively working to develop a specification and pilot test program with a law enforcement agency for its "Meth Gun". In 2Q06, CDEX hired a new Director of Business Development for Homeland Security to provide leadership to its security business and build upon the excellent work already accomplished prior to his hiring. CDEX has successfully demonstrated its Meth Gun to the Missouri State Highway Patrol
(MSHP) that resulted in the MSHP agreeing to enter into a pilot test program with CDEX. The company chose Missouri because it has led the nation with the highest number of methamphetamine incidents in 2004 and 2005. Senator Jim Talent (R-MO) and Diane Feinstein (D-CA) co-sponsored a U.S. Senate Bill entitled, "Combat Methamphetamine Act" that was passed into law in March 2006, to establish public policy to combat methamphetamine nationwide. The bill authorizes appropriations of $99 million in each of the next 5 years.

CDEX anticipates beginning the pilot test program in September 2006 and completing the test in late November or early December of 2006. CDEX expects to have to refine the design of the Meth Gun based upon inputs from MSHP, and expects the Meth Gun to evolve into a "Illicit Drug Detector" that is capable of detecting more than just methamphetamine. Assuming a successful pilot test program with MSHP, CDEX expects to begin production start-up in early Q1 of 2007 with first production deliveries anticipated in Q2 of 2007.

The Meth Gun is transitioning from a marketing demonstrator prototype, to a beta-test product with a bona-fide law enforcement agency in the Missouri State Highway Patrol, acting as a committed beta-test partner for CDEX. CDEX management anticipates that the "Illicit Drug Detector" could become a significant product portfolio for the company over the next five (5) years. In order for the company to take this product through a successful beta-test program, revise its design, start up a production line, and introduce it into the market by Q2 2007, CDEX must receive additional investment to implement its business plan, successfully complete the pilot test program with MSHP, establish a national and international reseller and distribution network, and enter into production. This will require investment to fund the production start up, marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. If the company is unable to obtain the required funding that it needs through debt or equity financing, in the near term, the potential of the "Illicit Drug Detector" product portfolio cannot be realized.

Explosive Trace and Counterfeit Medication Drug Detectors
---------------------------------------------------------
CDEX management has placed the further development of these two products on hold pending receipt of additional equity or debt financing. CDEX does not have the financial resources, at this time, to engage the additional human resources or incur the additional expenses that would be required to bring these products to market.

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

Four of the CDEX patent applications have a corresponding foreign counterpart application. The first application has corresponding patent applications filed in Europe and Hong Kong. The second U.S. application has corresponding applications in Europe and Japan and we also plan to file a corresponding application in Canada. The third application has corresponding application in Europe and Canada and the fifth application has a corresponding Patent Cooperation Treaty international application.


RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005.

Revenue: Revenue was $351,038 and $23,860 during the three months ended April 30, 2006 and April 30, 2005, respectively. The increase of $327,177 (or 1,371%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the second fiscal quarter of 2006. All of the revenue in the second fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers and Baxa Corporation.


Cost of revenue: Cost of revenue was $165,996 and $4,200 during the three months ended April 30, 2006 and April 30, 2005, respectively. The increase of $161,796 (or 3,852%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.

Research and development costs: Research and development costs were $358,229 during the three months ended April 30, 2006, compared with $452,832 during the three months ended April 30, 2005. The decrease of $94,603 (or 21%) resulted from a decrease in stock compensation offset by an increase in expenditures for materials and consultants. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005.


General and administrative expenses: General and administrative expenses were $592,562 during the three months ended April 30, 2006 compared with $510,121 during the three months ended April 30, 2005. This increase of $82,441 (or 16%) resulted primarily from higher payroll, consultant and annual meeting expenses offset by a decrease in stock compensation.

Other income (expense): Other income was $1,634 during the three months ended April 30, 2006, compared with other income of $156 during the three months ended April 30, 2005. This increase resulted primarily from a higher cash balance in an interest earning account in the second fiscal quarter of 2006 compared with 2005.

Net loss was $764,116 during the three months ended April 30, 2006, compared with a net loss of $943,137 during the three months ended April 30, 2005, due to the foregoing factors.

Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005.

Revenue: Revenue was $441,413 and $107,660 during the six months ended April 30, 2006 and April 30, 2005, respectively. The increase of $333,753 (or 310%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the first and second fiscal quarters of 2006. All of the revenue in the first and second fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers and Baxa Corporation.

Cost of revenue: Cost of revenue was $228,439 and $68,458 during the six months ended April 30, 2006 and April 30, 2005, respectively. The increase of $159,981 (or 234%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.

Research and development costs: Research and development costs were $730,271 during the six months ended April 30, 2006, compared with $957,129 during the six months ended April 30, 2005. The decrease of $226,858 (or 24%) resulted from a decrease in stock compensation offset by an increase in expenditures for materials and consultants. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005.

General and administrative expenses: General and administrative expenses were $1,143,282 during the six months ended April 30, 2006 compared with $1,118,527 during the six months ended April 30, 2005. This increase of $24,756 (or 2 %) resulted primarily from higher payroll, consultant and annual meeting expenses offset by a decrease in stock compensation.

Other income (expense): Other income was $7,201 during the six months ended April 30, 2006, compared with other income of $675 during the six months ended April 30, 2005. This increase resulted primarily from a higher cash balance in an interest earning account in the first and second fiscal quarters of 2006 compared with 2005.

Net loss was $1,653,378 during the six months ended April 30, 2006, compared with a net loss of $2,035,779 during the six months ended April 30, 2005, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of April 30, 2006, we had negative working capital of $184,237, including $86,698 of cash and cash equivalents. We anticipate the need to raise approximately $3,000,000 over the next eighteen months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the company has sufficient cash to fund operations through the end of June 2006. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.

We have earned limited revenues from operations to date and are negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. However, we cannot be certain whether or when we will receive such revenues. We earned revenues of $441,413 during the six months ended April 30, 2006.

We had a net decrease in cash and cash equivalents of $1,385,544 during the six months ended April 30, 2006, compared with a net increase of $155,625 during the six months ended April 30, 2005. We used net cash of $1,349,382 and $1,285,767 in operating activities during the six months ended April 30, 2006 and 2005, respectively, and capitalized $36,162 and $2,108 in property and equipment during the six months ended April 30, 2006 and 2005, respectively. We received proceeds of $1,443,500 from the sale of convertible notes and shares of common stock to accredited investors during the six months ended April 30, 2005.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $9,382 and $8,379 during the six months ended April 30, 2006 and 2005, respectively.

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

NO ASSURANCE OF SUCCESSFUL MANUFACTURING MAY AFFECT OUR ABILITY TO SURVIVE.

CDEX itself has no experience in manufacturing commercial quantities of products, and our management has had limited experience in this area. We presently have no plans for developing in-house manufacturing capability beyond aggregating off-the-shelf components for our initial units into a final assembly. Accordingly, we depend upon outside manufacturers to manufacture and assemble our products. In our early stages with each new product, we plan to do the final assembly and testing of the initial units in-house. We cannot be certain that the terms of such arrangement will be favorable enough to permit our products to compete effectively in the marketplace.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by James Griffin, our President, Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Griffin concluded that our disclosure controls and procedures were effective as of April 30, 2006. In addition, during the three months ended April 30, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 2006 Analytical Spectral Device, Inc. ("ASD") served upon CDEX a patent infringement lawsuit in the District Court of Colorado alleging patent infringement by CDEX of U.S. Patent No. 6,771,369 (the "'369 patent"). CDEX filed an Answer with the court on May 1, 2006 denying ASD's claims for patent infringement and setting forth various affirmative defenses and counterclaims, including non-infringement, invalidity, and unenforceability of the `369 patent. A scheduling conference was held on May 23, 2006 in which the Magistrate Judge entered a tentative case schedule. Trial is currently scheduled for the fall of 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CDEX held its annual meeting of stockholders on March 17, 2006. At the annual meeting, the following individuals were elected to serve on CDEX's board of directors:

James O. Griffin                 Chief Executive Officer, President and Director
Donald W. Strickland             Director


Other directors and officers are:

Dr. BD Liaw                      Director (Chairman of the Board)
Timothy Shriver                  Sr. Vice President of Manufacturing Operations,
                                 Director
George Dials                     Director

The two candidates for election received votes as follows:

------------------------------------------------------------
Name                                For             Withheld
------------------------------------------------------------
James O. Griffin                  29,781,782         91,159
------------------------------------------------------------
Donald W. Strickland              29,785,594         87,347
------------------------------------------------------------

The following matters were also presented for vote and approved at the annual meeting by the votes indicated below each item:

1. Approval of an amendment to our Certificate of Incorporation to increase the number of shares of Class A common stock that we are authorized to issue from 39,300,000 shares to 50,000,000 shares:

----------------------------------------------
      For           Against        Abstain
----------------------------------------------
     26,675,793       3,126,465        70,683
----------------------------------------------

2. Approval of an amendment to our 2003 Stock Incentive Plan increasing the number of shares of Class A common stock available for issuance thereunder, either directly or through the issuance of options, by an additional 3,500,000 shares:

----------------------------------------------
      For           Against        Abstain
----------------------------------------------
     12,769,813       3,133,335        70,541
----------------------------------------------

Broker non-votes:  13,899,252.


3. Ratification of the appointment of Aronson & Company (our independent auditors for the past three fiscal years) as the Company's independent auditors for the fiscal year ending October 31, 2006:

----------------------------------------------
      For           Against        Abstain
----------------------------------------------
     29,160,795         679,179        32,966
----------------------------------------------

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On February 3, 2006, CDEX filed a report on Form 8-K indicating Malcolm H. Philips, Jr. and John A. Knubel submitted resignations from the company's board of directors, which resignations were accepted by the board on the same day. The directors then unanimously appointed James O. Griffin (the company's CEO and President) and Donald W. Strickland to fill the vacancies created by the resignations of Messrs. Philips and Knubel. The board of directors also voted unanimously for Dr. Boen-Dar Liaw to replace Mr. Philips as Chairman of the Board and for Mr. Griffin to serve as Secretary of the Board.

On February 16, 2006, CDEX filed a report on Form 8-K indicating it has received a notification of allowance from the U.S. Patent and Trademark Office for Patent Application Publication Number 20030128804, entitled "System and Method for Adapting a Software Control in an Operating Environment." CDEX anticipates issuance of the patent in the spring of 2006.

31. Rule 13a-14(a) Certification of James Griffin.
32. Section 1350 Certification of James Griffin.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2006.


                                    CDEX INC.


By:         /s/  James Griffin
            ---------------------------------------------------
Name:       James Griffin
Title:      President, Chief Executive
            Officer, and Chief Accounting and
            Financial Officer