Form 10QSB
period 2006-07-31
CDEX INC
filed 2006-09-13
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2006

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

         Class A Common Stock:  37,045,409 shares as of September 1, 2006

Transitional Small Business Disclosure Format. Yes [_] No [X]

--------------------------------------------------------------------------------

                                    CDEX INC.
                                   FORM 10-QSB

                  For the Quarterly Period Ended July 31, 2006

                                      INDEX
                                                                            Page
Part I      Financial Information

  Item 1.  Financial Statements
               Condensed Balance Sheet as of July 31, 2006.....................3
               Condensed Statements of Operations for the Three
               and Nine Months ended July 31, 2006 and 2005....................4
               Condensed Statements of Cash Flow for the
               Nine Months ended July 31, 2006 and 2005........................5
               Notes to Condensed Financial Statements.........................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition or Plan of Operation......................................9
  Item 3.  Controls and Procedures............................................18

Part II  Other Information

  Item 1.  Legal Proceedings..................................................19
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........19
  Item 3.  Defaults Under Senior Securities...................................19
  Item 4.  Submission of Matters to a Vote of Security Holders................19
  Item 5.  Other Information..................................................19
  Item 6.  Exhibits...........................................................19

Signatures....................................................................20



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   CDEX Inc.

                        Balance Sheet as of July 31, 2006
                                   (unaudited)

Assets
       Current assets
                Cash and cash equivalents                          $     10,028
                Accounts receivable                                      16,520
                Unbilled revenue                                        112,000
                Finished goods inventory                                 95,173
                Raw materials inventory                                  48,038
                Prepaid expenses                                          2,768
                                                                   ------------
       Total current assets                                             284,527

       Property and equipment
                Laboratory and computer equipment                       639,437
                Furniture and fixtures                                    1,666
                Building improvements                                     1,265
                                                                   ------------
       Total property and equipment                                     642,368
                Less: Accumulated depreciation                         (587,962)
                                                                   ------------
       Net property and equipment                                        54,406

       Other assets                                                       2,499

                                                                   ------------
Total Assets                                                       $    341,432
                                                                   ============

Liabilities and Stockholders' Equity

       Current Liabilities
                Accounts payable and accrued expenses              $    686,232
                Note payable                                             92,192
                Deferred stock compensation                              52,000
                Advance payments                                         37,934
                Deferred revenue                                         10,000
                Deferred rent                                             8,567
                                                                   ------------
       Total Current Liabilties                                         886,925

Stockholders' Deficit
       Preferred Stock - $.005 par value per share,500,000
                shares authorized and 6,675 outstanding                      33
       Class A common stock - $.005 par value per share, 50,200,000
                shares authorized and 37,045,409 outstanding            185,232
       Additional paid in capital                                    21,445,550
       Deferred stock compensation                                      (20,413)
       Accumulated deficit                                          (22,155,895)
                                                                   ------------
Total Stockholders' Deficit                                            (545,493)

                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $    341,432
                                                                   ============


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                        July 31                         July 31
                                                 2005            2006            2005            2006
                                                 ----            ----            ----            ----
Revenue                                      $     54,489    $    181,316    $    162,149    $    622,730

Cost of Revenue                                    15,324          65,599          83,782         294,038
                                             ------------    ------------    ------------    ------------

Gross Profit                                       39,165         115,717          78,367         328,692

Operating Expenses
       Development costs                          986,087         280,518       1,943,216       1,010,789
       General and administrative expenses        860,467         560,577       1,978,993       1,703,860
                                             ------------    ------------    ------------    ------------
Total Operating Expenses                        1,846,553         841,095       3,922,209       2,714,649


Loss From Operations                           (1,807,389)       (725,378)     (3,843,842)     (2,385,957)


Other Income (Expense)
       Interest income                              2,464              --           3,139           7,201
       Related party interest expense                (483)                           (483)             --
       Interest expense                                --          (3,107)             --          (3,107)
                                             ------------    ------------    ------------    ------------
Total Other (Expense) Income                        1,981          (3,107)          2,656           4,094

                                             ------------    ------------    ------------    ------------
Net Loss                                     $ (1,805,408)   $   (728,485)   $ (3,841,186)   $ (2,381,863)
                                             ============    ============    ============    ============


Basic and diluted net loss
       per common share:                     $      (0.05)   $      (0.02)   $      (0.12)   $      (0.07)


Basic and diluted weighted average
       common shares oustanding                33,201,118      36,810,353      31,232,627      36,399,748


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                               CDEX Inc.

                                       Statements of Cash Flows
                                             (unaudited)

                                                                       Nine Months Ended
                                                                             July 31
                                                                      2005           2006
                                                                      ----           ----
Cash Flows from Operating Activities
        Net loss                                                  $(3,841,186)   $(2,381,863)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                     12,569         16,588
                      Stock compensation                            2,048,031        286,767
                      Noncash interest                                     --          3,107
               Changes in operating assets and liabilities
                      Inventory                                      (143,460)       108,252
                      Accounts receivable                             (69,899)      (108,891)
                      Prepaid expenses                                  1,148             78
                      Other assets                                     (1,100)            --
                      Current liabilities                              46,135        337,410
                                                                  -----------    -----------
Net cash used by operating activities                              (1,947,764)    (1,738,552)


Cash Flows from Investing Activities
        Purchase of property and equipment                             (2,108)       (36,162)
                                                                  -----------    -----------
Net cash used by investing activities                                  (2,108)       (36,162)


Cash Flows from Financing Activities
        Proceeds from sale of preferred stock                              --        133,500
        Proceeds from sale of common stock                          1,726,250         89,000
        Proceeds from note payable                                         --         90,000
        Proceeds from convertible notes payable                        89,000             --
        Proceeds from related party convertible notes payable          62,000             --
        Repayment of related party convertible notes payable          (62,000)            --
                                                                  -----------    -----------
Net cash provided by financing activities                           1,815,250        312,500
                                                                  -----------    -----------

Net decrease in cash                                                 (134,622)    (1,462,214)


Cash and cash equivalents, beginning of the period                    471,485      1,472,242

                                                                  -----------    -----------
Cash and cash equivalents, end of the period                      $   336,863    $    10,028
                                                                  ===========    ===========

Supplemental Cash Flow Information
        Actual cash payments for interest                         $       483    $        --
        Conversion of convertible notes payable to common stock   $    89,000    $        --
        Common stock issued in non-cash transactions              $   215,000    $        --
        Conversion of Class B to Class A common stock             $        --    $    18,250


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                  JULY 31, 2006


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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2006, results of operations for the three and nine month periods ended July 31, 2006 and 2005, and cash flows for the nine month periods ended July 31, 2006 and 2005. Interim results are not necessarily indicative of results for an entire year.

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

UNBILLED REVENUE: Unbilled revenue represents amounts recognized as revenue but not invoiced by July 31, 2006.

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

During the nine months ended July 31, 2006, the Company granted Class A shares of common stock to employees and consultants at a fair value of approximately $0.85 per share for services rendered in current and prior periods. The fair value per share was determined using the closing price on the OTC Bulletin Board on the grant date. Total compensation expense related to stock awards for employees and consultants was zero and $1,253,926 for the three months ended July 31, 2006 and 2005, respectively, and $286,767 and $2,048,031 for the nine months ended July 31, 2006 and 2005, respectively.

4.  Stock Options

The Company granted stock options in fiscal year 2005 and the first and second quarters of fiscal year 2006. In the third fiscal quarter of 2006 the company canceled all options by contractual agreement with the option holders. Accordingly there are no options outstanding at July 31, 2006.

Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted were exercisable pursuant to a three-year vesting schedule. The fair value of these options is estimated using the Black-Scholes option pricing model. Expected volatilities of 75% are based on the historical performance of our stock. The expected term of the options of 5 years represents the period of time that options are expected to remain unexercised. The risk-free interest rate of 3.8% to 4.2% for periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant.

The following is a summary of all option activity for the nine months ended July 31, 2006:

                                                                  Weighted-
                                                                   Average
                                                    Number of     Exercise
                                                     Shares         Price
                                                    ---------     --------

Outstanding at October 31, 2005                       300,000     $   1.10
                                                    ---------     --------
Granted                                             1,590,000         0.95
Exercised                                                   -            -
Canceled                                            1,890,000         0.97
Expired                                                     -            -
                                                    ---------     --------
Outstanding at July 31, 2006                                -            -

Exercisable at July 31, 2006                                -            -


The Company follows SFAS No. 123, Accounting for Stock-Based Compensation. In accounting for stock options, as permitted by SFAS No. 123, the Company will account for stock-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and accordingly recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. No options were issued or outstanding during the nine month period ended July 31, 2005.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                               Three Months Ended   Nine Months Ended
                                                  July 31, 2006       July 31, 2006
                                                  -------------       -------------
Reported net loss                                  $  (728,485)        $(2,381,863)
                                                   -----------         -----------
Add:  pro forma stock option employee
  compensation income from option cancellation         144,504               6,000
                                                   -----------         -----------
Pro forma net loss                                 $  (583,981)        $(2,375,863)

Earnings per common share:
    Basic and diluted - as reported                $     (0.02)        $     (0.07)
    Basic and diluted - pro forma                  $     (0.02)        $     (0.07)

The Company may elect to issue stock options in the future if additional shares are approved by the stockholders. The timing and extent of any future issuances may result in compensation expense or variable plan accounting for option holders that cancelled their options and received more favorable terms in future grants.


5.  Common Stock

During the three months ended July 31, 2006, the Class B (special voting rights) common stock was eliminated and all remaining shares were converted to Class A shares on a one-for-one basis. Separately, the Company sold 257,563 shares of common stock for $89,000.

6.  Preferred Stock

During the three months ended July 31, 2006, the Company sold 6,675 shares of preferred stock at an average price of $20 per share for proceeds of $133,500. The preferred stock is convertible into common stock at the option of the shareholder at a conversion rate of approximately 29.851, or into approximately 199,255 common shares. The conversion rate is the quotient obtained by dividing $20 by $0.67 which is the weighted average fair market price of the common stock during the 20-day trading period prior to the preferred stock purchase closing of the preferred stock lead investor. The preferred stock has the following rights: no dividend requirements, a liquidation preference over all common shares, participating voting rights on an as-converted basis, and 199,255 common shares have been reserved for potential conversion.

7.  Note Payable

During the three months ended July 31, 2006, the Company received $90,000 in proceeds under a note payable with an existing investor. The $90,000 principal and $10,000 interest is payable three months from receipt of funds, or by October 10, 2006. If payment is not made by October 10, 2006, then an additional $10,000 in interest is payable.

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

All current CDEX product development is based on applying the same underlying photoelectric technologies for which the company has five non-provisional and one provisional patent applications pending. CDEX has received notification that three of the applications have allowable subject matter and CDEX expects these three patent applications to issue later in calendar year 2006.

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

As part of the company's ongoing research and development efforts, CDEX continues to build its medication and drug signature library using the new proprietary cuvettes. To date, a total of fifty-three (53) signatures have been added to the signature library. CDEX has met its contractual obligation to Baxa to ship the ValiMed(TM) units with a minimum of 30 medication/drug signatures.

All ValiMed(TM) production units are shipped with the TUV mark indicating that ValiMed(TM) meets the electrical safety, electromagnetic interference (EMI), and electromagnetic compatibility (EMC) test requirements for products sold in the USA, Canada, and the European Union. In addition, ValiMed(TM) has also been tested to the TUV CB Scheme which opens opportunities to market and sell ValiMed(TM) in countries other than the US, Canada, and the European Union.

CDEX management expects eventually to transition all of its end-user customers to Baxa in order to provide them with proper on-going field support and customer service. This is required because CDEX does not have the necessary service support infrastructure to provide on-going customer service and support over a large geographical area, such as the USA and Canada.

CDEX has entered into discussions with companies outside the USA who have shown an interest in representing CDEX as its ValiMed(TM) distributors in Japan, UK and Ireland, Benelux region, Germany, and the Middle-East. While these companies may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will be able to close a distribution agreement with any of the companies in these markets. However, it is the intent of CDEX management to begin setting up international distribution for ValiMed(TM) before the end of calendar year 2006.

The gross margin from the initial ValiMed(TM) production units was approximately 64% and 53% for the three and nine month periods ended July 31, 2006, respectively. The lower gross margin over the nine month period was due in part to general inefficiencies associated with setting up a contract manufacturer for the first time in the beginning of the fiscal year. Achieving a gross margin in excess of 50% on the initial production runs of the ValiMed(TM) product line is viewed as a significant accomplishment. CDEX management expects the gross margin on the ValiMed(TM) product line to approximate 60%.

ValiMed(TM) has transitioned from a beta-test product in to a full-scale production product. Year-on-year revenues are up significantly in 2006, as compared to the three and nine month periods of 2005. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a new product that has just been introduced into the market. It is more likely that revenues will be "lumpy" over the next several quarters; with some quarters up and some down. This will continue into the foreseeable future until we have more fully developed our distribution and sales channels and are better able to predict quarterly sales more precisely. Potential sales for ValiMed(TM) are expected to be in the range of $0.7 to $1.0 million during fiscal year 2006. The downward revision in our sales forecast from the previous quarter is principally due to a lack of funding to be able to execute our sales and marketing plan to develop our international sales channels in a more aggressive and robust manner. Because the company has not had the funds it needs, management has had no choice but to curtail travel in order to reduce expenses and lower our cash burn rate. CDEX believes that ValiMed(TM) could become a significant product portfolio for the company, but management does not guarantee that the sales projections put forth herein will be realized.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. If the company is unable to obtain the required funding that it needs through debt or equity financing in the near-term, the value potential of the ValiMed(TM) product portfolio over the next eight months cannot be realized.

Illicit Drug Detector
---------------------
On August 29, 2006, CDEX entered into a contract with Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program. CDEX anticipates beginning the Pilot Test Program in September 2006 and completing the test by the end of 2006. CDEX expects to have to refine the design of the Meth Gun based upon inputs from MSHP, and expects the Meth Gun to evolve into an "Illicit Drug Detector" that is capable of detecting more than just methamphetamine. Assuming a successful pilot test program with MSHP, CDEX expects to begin production start-up in early Q1 of 2007 with first production deliveries anticipated in Q2 of 2007.

The Meth Gun is transitioning from a marketing demonstrator prototype, to a beta-test product with a bona-fide law enforcement agency in the Missouri State Highway Patrol, acting as a committed beta-test partner for CDEX. CDEX management anticipates that the "Illicit Drug Detector" could become a significant product portfolio for the company over the next five (5) years. In order for the company to take this product through a successful beta-test program, revise its design, start up a production line, and introduce it into the market by Q2 2007, CDEX must receive additional investment funding to implement its business plan, successfully complete the pilot test program with MSHP, establish a national and international reseller and distribution network, and enter into production. This will require investment to fund the production start up, marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. If the company is unable to obtain the required funding that it needs through debt or equity financing, in the near term, the potential of the "Illicit Drug Detector" product portfolio cannot be realized.

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

Intellectual Property
---------------------
CDEX has a portfolio of five non-provisional patent applications and one provisional patent application. We have received notice from the U.S. Patent and Trademark Office (USPTO) that three of the applications contain allowable subject matter and we are awaiting their issuance. The remaining three patent applications are pending.

Four of the CDEX patent applications have a corresponding foreign counterpart application. The first application has corresponding patent applications filed in Europe and Hong Kong. The second U.S. application has corresponding applications in Europe and Japan. The third application has corresponding application in Europe, Hong Kong and Canada and the fifth application has a corresponding Patent Cooperation Treaty international application.

For a discussion of the status of a certain patent infringement lawsuit filed against CDEX in the District Court of Colorado, see "Legal Proceedings."

RESULTS OF OPERATIONS

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005.

Revenue: Revenue was $181,316 and $54,489 during the three months ended July 31, 2006 and July 31, 2005, respectively. The increase of $126,827 (or 233%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the third fiscal quarter of 2006. All of the revenue in the third fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed (TM) units.

Cost of revenue: Cost of revenue was $65,599 and $15,324 during the three months ended July 31, 2006 and July 31, 2005, respectively. The increase of $50,235 (or 328%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.

Research and development costs: Research and development costs were $280,518 during the three months ended July 31, 2006, compared with $986,087 during the three months ended July 31, 2005. The decrease of $705,569 (or 72%) resulted from a decrease primarily in stock compensation and secondarily in payroll expenditures, offset by an increase in expenditures for materials and consultants. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005.

General and administrative expenses: General and administrative expenses were $560,577 during the three months ended July 31, 2006 compared with $860,467 during the three months ended July 31, 2005. This decrease of $299,890 (or 35%) resulted from a decrease in stock compensation, offset by an increase in expenditures primarily in legal fees associated with patent issues and secondarily in payroll. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005.

Other income (expense): Other expense was $3,107 during the three months ended July 31, 2006, compared with other income of $1,981 during the three months ended July 31, 2005. This increase in expense resulted from interest on a note payable and trade account payables.

Net loss was $728,485 during the three months ended July 31, 2006, compared with a net loss of $1,805,408 during the three months ended July 31, 2005, due to the foregoing factors.

Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005.

Revenue: Revenue was $622,730 and $162,149 during the nine months ended July 31, 2006 and July 31, 2005, respectively. The increase of $460,581 (or 284%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the first three fiscal quarters of 2006. All of the revenue in the first three fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed
(TM) units.

Cost of revenue: Cost of revenue was $294,038 and $83,782 during the nine months ended July 31, 2006 and July 31, 2005, respectively. The increase of $210,256 (or 251%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.

Research and development costs: Research and development costs were $1,010,789 during the nine months ended July 31, 2006, compared with $1,943,216 during the nine months ended July 31, 2005. The decrease of $932,427 (or 48%) resulted from a decrease primarily in stock compensation and secondarily in payroll expenditures, offset by an increase in expenditures for materials and consultants. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005.

General and administrative expenses: General and administrative expenses were $1,703,860 during the nine months ended July 31, 2006 compared with $1,978,993 during the nine months ended July 31, 2005. This decrease of $275,133 (or 14%) resulted from a decrease in stock compensation, offset by an increase in expenditures primarily in legal fees associated with patent issues and secondarily in payroll. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005. Legal expenses for fiscal year 2006 to date exceed $500,000 but are expected to decrease in future periods. Legal expenses have been incurred for the defense of the ASD Patent Infringement lawsuit, SEC filings, patent filings, and the filing of corporate governance documents. Please see Legal Proceeding discussion under Part II, Item 1 in this document.

Other income (expense): Other income was $4,094 during the nine months ended July 31, 2006, compared with other income of $2,656 during the nine months ended July 31, 2005. This increase in other income resulted primarily from a higher cash balance in an interest earning account in the first three fiscal quarters of 2006 compared with 2005, offset by interest expense in 2006 for a note payable and trade account payables.

Net loss was $2,381,863 during the nine months ended July 31, 2006, compared with a net loss of $3,841,186 during the nine months ended July 31, 2005, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of July 31, 2006, we had negative working capital of $602,399, including $10,028 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 over the next eighteen months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the company has sufficient cash to fund operations through the end of September 2006. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the nine months ended July 31, 2006, the Company raised $312,500 in funding as follows:

- The Company received $133,500 from the sale of 6,675 shares of preferred stock at an average price of $20 per share. The preferred stock is convertible into common stock at the option of the shareholder at a conversion rate of approximately 29.851, or into approximately 199,255 common shares. The conversion rate is the quotient obtained by dividing $20 by $0.67 which is the weighted average fair market price of the common stock during the 20-day trading period prior to the preferred stock purchase closing of the preferred stock lead investor.

- The Company received $89,000 from the sale of 257,563 shares of common stock at an average price of approximately $0.35 per share.

- The Company received $90,000 in proceeds under a note payable with an existing investor. The $90,000 principal and $10,000 interest is payable three months from receipt of funds, or by October 10, 2006. If payment is not made by October 10, 2006, then an additional $10,000 in interest is payable.

We have earned limited revenues from operations to date and are negotiating with potential partners who, in some cases, may either license our technologies for use in products produced by them or, in other cases, may purchase products produced by us. However, we cannot be certain whether or when we will receive such revenues. We earned revenues of $622,730 during the nine months ended July 31, 2006.

We had a net decrease in cash and cash equivalents of $1,462,213 during the nine months ended July 31, 2006, compared with a net decrease of $134,622 during the nine months ended July 31, 2005. We used net cash of $1,738,551 and $1,947,764 in operating activities during the nine months ended July 31, 2006 and 2005, respectively, and capitalized $36,162 and $2,108 in property and equipment during the nine months ended July 31, 2006 and 2005, respectively. We received proceeds of $312,500 and 1,815,250 from the sale of shares of common stock, preferred stock and notes payable to accredited investors during the nine months ended July 31, 2006 and 2005, respectively.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $16,588 and $12,569 during the nine months ended July 31, 2006 and 2005, respectively.

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

The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the chief executive and financial officers, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls, and these requirements are expected to apply to smaller companies such as CDEX beginning in 2008. A permanent, full-time chief financial officer would coordinate and oversee these procedures and our disclosure, bringing to bear specific financial and accounting expertise. Our CEO currently performs this function with guidance from our part-time chief financial officer and others.

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $2,500,000 through bank borrowings or equity or debt financing over the next eighteen months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members of our management team have advanced funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. All such advances have been repaid. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

Our success and ability to compete will depend in part on the protection of our potential patents and other proprietary information. We currently have six patent applications pending for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

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

For a discussion of the status of a certain patent infringement lawsuit filed against CDEX in the District Court of Colorado, see "Legal Proceedings."

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by James Griffin, our President, Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Griffin concluded that our disclosure controls and procedures were effective as of July 31, 2006. In addition, during the three months ended July 31, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 13, 2006 Analytical Spectral Device, Inc. ("ASD") served upon CDEX a patent infringement lawsuit in the District Court of Colorado alleging patent infringement by CDEX of U.S. Patent No. 6,771,369 (the "'369 patent"). CDEX filed an Answer with the court on May 1, 2006 denying ASD's claims for patent infringement and setting forth various affirmative defenses and counterclaims, including non-infringement, invalidity, and unenforceability of the `369 patent. A scheduling conference was held on May 23, 2006 in which the Magistrate Judge entered a tentative case schedule. The parties agreed to terms of settlement of the litigation during a settlement conference held by the Magistrate Judge on September 1, 2006. The parties are currently in the process of formalizing the settlement agreement that will form the basis of an Order to Dismiss. The dismissal paper is to be submitted to the Court on or before October 2, 2006. The terms and conditions upon which the settlement agreement is based are to be kept confidential. Trial is currently scheduled for the fall of 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2006, the Company sold 6,675 shares of preferred stock at an average price of $20 per share for proceeds of $133,500, and 257,563 shares of common stock at an average price of $0.35 per share for proceeds of $89,000. The 6,675 shares of preferred stock are convertible into common stock at the option of the shareholder at a conversion rate of approximately 29.851, or into 199,255 common shares. The total proceeds of $222,500 are for working capital and general corporate purposes.

All such securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder to accredited investors only and not in connection with any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31. Rule 13a-14(a) Certification of James Griffin.
32. Section 1350 Certification of James Griffin.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2006.


                                    CDEX INC.


By:       /s/  James Griffin
          ------------------
Name:     James Griffin
Title:    President, Chief Executive
          Officer, and Chief Accounting and
          Financial Officer