Form 10QSB/A
period 2006-04-30
CDEX INC
filed 2007-02-02
CIK 1173738

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/ASB
                                 Amendment No. 1


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


                                                            CDEX INC.
                                                         FORM 10-Q/ASB

                                         For the Quarterly Period Ended April 30, 2006

                                                             INDEX

                                                                                                                   Page
Explanatory Introduction Note........................................................................................3

Part I     Financial Information

  Item 1.  Financial Statements
                  Condensed Balance Sheet as of April 30, 2006 ......................................................4
                  Condensed Statements of Operations for the Three and Six Months ended April 30, 2006 and 2005 .....5
                  Condensed Statements of Cash Flow for the Six Months ended April 30, 2006 and 2005 ................6
                  Notes to Condensed Financial Statements ...........................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation ........................10
  Item 3.  Controls and Procedures..................................................................................19

Part II    Other Information

  Item 1.  Legal Proceedings........................................................................................21
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .............................................21
  Item 3.  Defaults Under Senior Securities.........................................................................21
  Item 4.  Submission of Matters to a Vote of Security Holders .....................................................21
  Item 5.  Other Information........................................................................................22
  Item 6.  Exhibits.................................................................................................22

Signatures..........................................................................................................23




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

                          EXPLANATORY INTRODUCTION NOTE

The Company reported on Form 8K dated February 1, 2007 that in fiscal 2006, the company sold and delivered Valimed(TM) units to Baxa Corporation which requested the units to be held at CDEX's facility in Arizona , pending shipping instructions from Baxa's end-user customer. The Valimed(TM) units were paid for and revenue was reported in the company's second and third quarter 10Q filings. Upon further review, and in consultation with its independent auditor and the SEC, the Company has elected to revise its accounting procedure for such transactions and recognize revenue only at such time as the Company receives a fixed shipping schedule from its customer (please see Revenue Recognition in the Notes to Financial Statements in this filing). Therefore, $252,000 of revenue previously recognized in the second quarter of 2006 is reclassified as deferred revenue. The Company expects to recognize this deferred revenue as revenue in fiscal year 2007. Accordingly, this Form 10-Q/A includes our restated financial statements for the three and six month periods ended April 30, 2006 with accompanying notes, and amended Management's Discussion and Analysis of Financial Condition and Plan of Operation, as appropriate.

Except for the foregoing amended information, this 2006 Form 10-Q/ASB continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC subsequent to the date of the original filing. Pursuant to the rules of the SEC, the original filing has been amended to contain currently dated certifications (Exhibits 31 and 32) of our President, Chief Executive Officer, and Chief Accounting and Financial Officer.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CDEX Inc.

                       Balance Sheet as of April 30, 2006
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                 $     86,698
                 Accounts receivable, customers                                 348,610
                 Finished goods inventory                                       237,157
                 Raw materials inventory                                         39,919
                 Prepaid expenses                                                22,664
                                                                           ------------
          Total current assets                                                  735,049

          Property and equipment
                 Laboratory and computer equipment                              639,437
                 Furniture and fixtures                                           1,666
                 Building improvements                                            1,265
                                                                           ------------
          Total property and equipment                                          642,368
                 Less: Accumulated depreciation                                (580,756)
                                                                           ------------
          Net property and equipment                                             61,612

          Other assets                                                            2,499

                                                                           ------------
Total Assets                                                               $    799,160
                                                                           ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                     $    523,897
                 Deferred stock compensation                                    135,045
                 Advance payments                                               137,934
                 Deferred revenue                                               262,000
                 Deferred rent                                                    8,567
                                                                           ------------
          Total Current Liabilties                                            1,067,443

Stockholders' Deficit
          Preferred Stock - Undesignated - $.005 par value per share,
                 500,000 shares authorized and none outstanding                     -
          Class A common stock - $.005 par value per share, 50,000,000
                 shares authorized and 36,625,323 outstanding                   183,131
          Class B common stock - $.005 par value per share, 200,000
                 shares authorized and 40,000 outstanding                           200
          Additional paid in capital                                         21,157,919
          Deferred stock compensation                                           (33,965)
          Accumulated deficit                                               (21,575,568)
                                                                           ------------
Total Stockholders' Deficit                                                    (268,283)

                                                                           ------------
Total Liabilities and Stockholders' Deficit                                $    799,160
                                                                           ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)

                                                        Three Months Ended                       Six Months Ended
                                                             April 30                                April 30
                                                    2005               2006                  2005               2006
                                                    ----               ----                  ----               ----
Revenue                                        $     23,860        $     99,038        $    107,660        $    189,413


Cost of Revenue                                       4,200              62,154              68,458             124,596
                                               ------------        ------------        ------------        ------------

Gross Profit                                         19,660              36,884              39,202              64,817


Operating Expenses
       Development costs                            452,832             358,229             957,129             730,271
       General and administrative expenses          510,121             592,562           1,118,527           1,143,282
                                               ------------        ------------        ------------        ------------
Total Operating Expenses                            962,953             950,791           2,075,656           1,873,553

Loss From Operations                               (943,293)           (913,908)         (2,036,454)         (1,808,736)

Other Income (Expense)
       Interest income                                  156               1,634                 675               7,201
                                               ------------        ------------        ------------        ------------
Total Other (Expense) Income                            156               1,634                 675               7,201

                                               ------------        ------------        ------------        ------------
Net Loss                                       $   (943,137)       $   (912,274)       $ (2,035,779)       $ (1,801,536)
                                               ============        ============        ============        ============

Basic and diluted net loss
       per common share:                       $      (0.03)       $      (0.02)       $      (0.07)       $      (0.05)

Basic and diluted weighted average
       common shares oustanding                  30,763,565          36,522,957          30,248,382          36,194,446



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows
                                   (unaudited)


                                                                                Six Months Ended
                                                                                    April 30
                                                                           2005                   2006
                                                                           ----                   ----
Cash Flows from Operating Activities
        Net loss                                                       $(2,035,778)           $(1,801,536)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                           8,379                  9,382
                      Stock compensation                                   794,105                248,732
               Changes in operating assets and liabilities
                      Inventory                                            (71,244)               (25,614)
                      Accounts receivable                                  (60,857)              (328,982)
                      Prepaid expenses                                       1,148                (19,819)
                      Other assets                                          (1,100)                     -
                      Current liabilities                                   79,580                568,455
                                                                       -----------            -----------
Net cash used by operating activities                                   (1,285,767)            (1,349,382)

Cash Flows from Investing Activities
        Purchase of property and equipment                                  (2,108)               (36,162)
                                                                       -----------            -----------
Net cash used by investing activities                                       (2,108)               (36,162)

Cash Flows from Financing Activities
        Proceeds from sale of common stock                               1,354,500                      -
        Proceeds from convertible notes payable                             89,000                      -
        Proceeds from related party convertible notes payable               62,000                      -
        Repayment of related party convertible notes payable               (62,000)                     -
                                                                       -----------            -----------
Net cash provided by financing activities                                1,443,500                      -
                                                                       -----------            -----------

Net increase (decrease) in cash                                            155,625             (1,385,544)

Cash and cash equivalents, beginning of the period                         471,485              1,472,242

                                                                       -----------            -----------
Cash and cash equivalents, end of the period                           $   627,110            $    86,698
                                                                       ===========            ===========


Supplemental Cash Flow Information
        Conversion of convertible notes payable to common stock        $    89,000            $         -
        Common stock issued in non-cash transactions                   $   215,000            $   728,785
        Conversion of Class B to Class A common stock                  $         -            $   117,450


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

REVENUE RECOGNITION: Revenue is recognized in compliance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped or there is a fixed schedule for delivery, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

Deferred revenue represents amounts invoiced but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $252,000 of deferred revenue at April 30, 2006. Further, the company deferred $10,000 in billings to another customer as collectibility is uncertain.

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

The following is a summary of all option activity for the six months ended April 30, 2006:

                                                              Weighted-
                                                              Average
                                        Number of             Exercise
                                         Shares                Price
                                         ------                -----

Outstanding at October 31, 2005           300,000             $   1.10
                                        ---------             --------
Granted                                 1,590,000                 0.95
Exercised                                       -                    -
Forfeited                                       -                    -
Expired                                         -                    -
                                        ---------             --------
Outstanding at April 30, 2006           1,890,000             $   0.97


Exercisable at April 30, 2006                   -                    -


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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                           Three Months Ended       Six Months Ended
                                             April 30, 2006          April 30, 2006
                                             --------------          --------------
Reported net loss                            $  (912,274)             $(1,801,536)
                                             -----------              -----------
Deduct:  pro forma stock option employee
    compensation expense                         121,016                  138,504
                                             -----------              -----------
Pro forma net loss                           $(1,033,290)             $(1,940,040)

Earnings per common share:
    Basic and diluted - as reported          $     (0.02)             $     (0.05)
    Basic and diluted - pro forma            $     (0.03)             $     (0.05)


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


RESULTS OF OPERATIONS

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005.



Revenue: Revenue was $99,038 and $23,860 during the three months ended April 30, 2006 and April 30, 2005, respectively. The increase of $75,178 (or 315%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the second fiscal quarter of 2006. All of the revenue in the second fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed (TM) units to hospital pharmacy customers and Baxa Corporation.

Cost of revenue: Cost of revenue was $62,154 and $4,200 during the three months ended April 30, 2006 and April 30, 2005, respectively. The increase of $57,954 (or 1,380%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.


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


Net loss was $912,274 during the three months ended April 30, 2006, compared with a net loss of $943,137 during the three months ended April 30, 2005, due to the foregoing factors.



Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005.



Revenue: Revenue was $189,413 and $107,660 during the six months ended April 30, 2006 and April 30, 2005, respectively. The increase of $81,753 (or 76%) resulted from the delivery of ValiMed (TM) units to Baxa Corporation in the first and second fiscal quarters of 2006. All of the revenue in the first and second fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed
(TM) units to hospital pharmacy customers and Baxa Corporation.

Cost of revenue: Cost of revenue was $124,596 and $68,458 during the six months ended April 30, 2006 and April 30, 2005, respectively. The increase of $56,138 (or 82%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.


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


Net loss was $1,801,536 during the six months ended April 30, 2006, compared with a net loss of $2,035,779 during the six months ended April 30, 2005, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.


As of April 30, 2006, we had negative working capital of $332,394, including $86,698 of cash and cash equivalents. We anticipate the need to raise approximately $3,000,000 over the next eighteen months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the company has sufficient cash to fund operations through the end of June 2006. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.

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


REVENUE RECOGNITION: Revenue is recognized in compliance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped or there is a fixed schedule for delivery, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $252,000 of deferred revenue at April 30, 2006. Further, the company deferred $10,000 in billings to another customer as collectibility is uncertain.


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

ITEM 3. CONTROLS AND PROCEDURES


Management is responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of the quarter ended April 30, 2006, an evaluation was carried out under the supervision of James Griffin, our former President, Chief Executive Officer and Principal Accounting and Financial Officer, and with the participation of our management at that time, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company concluded that, as of April 30, 2006, these disclosure controls and procedures were ineffective. Specifically, the Company identified a material weakness in revenue recognition for bill and hold transactions.

In fiscal 2006, the Company sold and delivered Valimed (TM) units to Baxa which requested the units to be held at the Company's facility in Arizona , pending shipping instructions from Baxa's end-user customer. The Valimed (TM) units were paid for and revenue was reported in the company's second and third quarter 10QSB filings. Upon further review, and in consultation with its independent auditor and the SEC, the Company concluded on January 29, 2007 to revise its accounting procedure for such transactions and recognize revenue only at such time as the Company receives a fixed schedule for delivery from its customer.

As a result of the material weakness discussed above, the following occurred:

     o For the three month period ended April 30, 2006, revenue is restated from $351,038 to $99,038, and cost of revenue is restated from $165,996 to $62,154.

     o For the six month period ended April 30, 2006, revenue is restated from $441,413 to $189,413, and cost of revenue is restated from $228,439 to $124,596.

Remediation Plan

In addition to controls and procedures consistent with prior practices, in January 2007 we developed and implemented a remediation plan. In order to remediate the aforementioned material weakness, we expanded our accounting policy for revenue recognition of bill and hold transactions (see Revenue Recognition in Management's Discussion and Analysis of Financial Condition or Plan of Operation in this report). Further, we have established fixed delivery dates for Valimed(TM) units at our Arizona facility.

We believe we have improved our disclosure controls and procedures and remediated the identified material weakness. Management of the Company will continue to evaluate the effectiveness of our disclosure controls and procedures. Because of the inherent limitations in all control systems, controls can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

In January 2007, the Company implemented the remediation plan discussed above, in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDEX held its annual meeting of stockholders on March 17, 2006. At the annual meeting, the following individuals were elected to serve on CDEX's board of directors:

James O. Griffin                        Chief Executive Officer, President and
                                        Director
Donald W. Strickland                    Director


Other directors and officers are:

Dr. BD Liaw                             Director (Chairman of the Board)
Timothy Shriver                         Sr. Vice President of Manufacturing
                                        Operations, Director
George Dials                            Director

The two candidates for election received votes as follows:

-------------------------------------------------------
Name                            For        Withheld
----                            ---        --------
-------------------------------------------------------
James O. Griffin              29,781,782        91,159
-------------------------------------------------------
Donald W. Strickland          29,785,594        87,347
-------------------------------------------------------


The following matters were also presented for vote and approved at the annual meeting by the votes indicated below each item:

1. Approval of an amendment to our Certificate of Incorporation to increase the number of shares of Class A common stock that we are authorized to issue from 39,300,000 shares to 50,000,000 shares:

--------------------------------------------
     For           Against       Abstain
     ---           -------       -------
--------------------------------------------
  26,675,793      3,126,465       70,683
--------------------------------------------


2. Approval of an amendment to our 2003 Stock Incentive Plan increasing the number of shares of Class A common stock available for issuance thereunder, either directly or through the issuance of options, by an additional 3,500,000 shares:

--------------------------------------------
     For           Against       Abstain
     ---           -------       -------
--------------------------------------------
  12,769,813      3,133,335       70,541
--------------------------------------------

Broker non-votes:  13,899,252.

3. Ratification of the appointment of Aronson & Company (our independent auditors for the past three fiscal years) as the Company's independent auditors for the fiscal year ending October 31, 2006:

--------------------------------------------
     For           Against       Abstain
     ---           -------       -------
--------------------------------------------
  29,160,795         679,179      32,966
--------------------------------------------

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


31. Rule 13a-14(a) Certification of Timothy Shriver.
32. Section 1350 Certification of Timothy Shriver.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 1, 2007.



                                    CDEX INC.



By:      /s/ Timothy Shriver
         -------------------
Name:    Timothy Shriver
Title:   President, Chief Executive
         Officer, and Chief Accounting and
         Financial Officer