Form 10QSB/A
period 2006-07-31
CDEX INC
filed 2007-02-02
CIK 1173738

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

                                    CDEX INC.
                                  FORM 10-Q/ASB


                  For the Quarterly Period Ended July 31, 2006

                                      INDEX


                                                                                                    Page

Explanatory Introduction Note..........................................................................3

Part I      Financial Information

  Item 1.   Financial Statements
                  Condensed Balance Sheet as of July 31, 2006..........................................4
                  Condensed Statements of Operations for the Three and Nine
                  Months ended July 31, 2006 and 2005..................................................5
                  Condensed Statements of Cash Flow for the Nine
                  Months ended July 31, 2006 and 2005..................................................6
                  Notes to Condensed Financial Statements..............................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation...........10
  Item 3.  Controls and Procedures....................................................................19

Part II  Other Information

  Item 1.  Legal Proceedings..........................................................................20
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................21
  Item 3.  Defaults Under Senior Securities...........................................................21
  Item 4.  Submission of Matters to a Vote of Security Holders........................................21
  Item 5.  Other Information..........................................................................21
  Item 6.  Exhibits...................................................................................21

Signatures............................................................................................22




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

                          EXPLANATORY INTRODUCTION NOTE


The Company reported on Form 8K dated February 1, 2007 that in fiscal 2006, the company sold and delivered Valimed (TM) units to Baxa Corporation which requested the units to be held at CDEX's facility in Arizona , pending shipping instructions from Baxa's end-user customer. The Valimed (TM) units were paid for and revenue was reported in the company's second and third quarter 10Q filings. Upon further review, and in consultation with its independent auditor and the SEC, the Company has elected to revise its accounting procedure for such transactions and recognize revenue only at such time as the Company receives a fixed shipping schedule from its customer (please see Revenue Recognition in the Notes to Financial Statements in this filing). Therefore, $252,000 of revenue previously recognized in the second quarter of 2006 is reclassified as deferred revenue, and $112,000 of revenue previously recognized and classified as unbilled revenue in the third quarter of 2006 is eliminated. The Company expects to recognize this deferred and unbilled revenue as revenue in fiscal year 2007. Accordingly, this Form 10-Q/A includes our restated financial statements for the three and nine month periods ended July 31, 2006 with accompanying notes, and amended Management's Discussion and Analysis of Financial Condition and Plan of Operation, as appropriate.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CDEX Inc.

                        Balance Sheet as of July 31, 2006
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                  $     10,029
                 Accounts receivable, customers                                   16,520
                 Finished goods inventory                                        242,801
                 Raw materials inventory                                          48,037
                 Prepaid expenses                                                  2,767
                                                                            ------------
          Total current assets                                                   320,154

          Property and equipment
                 Laboratory and computer equipment                               639,437
                 Furniture and fixtures                                            1,666
                 Building improvements                                             1,265
                                                                            ------------
          Total property and equipment                                           642,368
                 Less: Accumulated depreciation                                 (587,962)
                                                                            ------------
          Net property and equipment                                              54,406

          Other assets                                                             2,499

                                                                            ------------
Total Assets                                                                $    377,059
                                                                            ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                      $    677,556
                 Notes payable                                                    92,192
                 Deferred stock compensation                                      52,000
                 Advance payments                                                 37,934
                 Deferred revenue                                                262,000
                 Deferred rent                                                     8,567
                                                                            ------------
          Total Current Liabilties                                             1,130,249

Stockholders' Deficit
          Preferred Stock - Undesignated - $.005 par value per share,
                 350,000 shares authorized and none outstanding                      -
          Preferred Stock - Series A - $.005 par value per share,
                 150,000 shares authorized and 6,675 outstanding                      33
          Class A common stock - $.005 par value per share, 50,200,000
                 shares authorized and 37,045,409 outstanding                    185,232
          Additional paid in capital                                          21,445,550
          Deferred stock compensation                                            (20,413)
          Accumulated deficit                                                (22,363,592)
                                                                            ------------
Total Stockholders' Deficit                                                     (753,190)

                                                                            ------------
Total Liabilities and Stockholders' Deficit                                 $    377,059
                                                                            ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Operations
                                   (unaudited)



                                                       Three Months Ended                        Nine Months Ended
                                                            July 31                                  July 31
                                                   2005                2006                 2005                2006
                                             ----------------    ----------------     ----------------    ----------------

Revenue                                         $     54,489        $     69,316         $    162,149        $    258,730


Cost of Revenue                                       15,324              13,138               83,782             137,734
                                             ----------------    ----------------     ----------------    ----------------

Gross Profit                                          39,165              56,178               78,367             120,994
                                                         72%                 81%                  48%                 47%

Operating Expenses
       Development costs                             986,087             280,518            1,943,216           1,010,789
       General and administrative expenses           860,467             560,577            1,978,993           1,703,860
                                             ----------------    ----------------     ----------------    ----------------
Total Operating Expenses                           1,846,553             841,095            3,922,209           2,714,649

Loss From Operations                              (1,807,389)           (784,917)          (3,843,842)         (2,593,653)

Other Income (Expense)
       Interest income                                 2,464                 -                  3,139               7,201
       Related party interest expense                   (483)                                    (483)                -
       Interest expense                                  -                (3,107)                 -                (3,107)
                                             ----------------    ----------------     ----------------    ----------------
Total Other (Expense) Income                           1,981              (3,107)               2,656               4,094

                                             ----------------    ----------------     ----------------    ----------------
Net Loss                                        $ (1,805,408)       $   (788,024)        $ (3,841,186)       $ (2,589,559)
                                             ================    ================     ================    ================

Basic and diluted net loss
       per common share:                        $      (0.05)       $      (0.02)        $      (0.12)       $      (0.07)

Basic and diluted weighted average
       common shares oustanding                   33,201,118          36,810,353           31,232,627          36,399,748


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                            Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                      July 31
                                                                            2005                 2006
                                                                       ---------------      ---------------
Cash Flows from Operating Activities
        Net loss                                                         $ (3,841,185)        $ (2,589,559)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation                                             12,569               16,588
                      Stock compensation                                    2,048,031              286,767
                      Noncash interest                                            -                  3,107
               Changes in operating assets and liabilities
                      Inventory                                              (143,460)             (39,374)
                      Accounts receivable                                     (69,899)               3,109
                      Prepaid expenses                                          1,148                   78
                      Other assets                                             (1,100)                 -
                      Current liabilities                                      46,134              580,733
                                                                       ---------------      ---------------
Net cash used by operating activities                                      (1,947,764)          (1,738,551)

Cash Flows from Investing Activities
        Purchase of property and equipment                                     (2,108)             (36,162)
                                                                       ---------------      ---------------
Net cash used by investing activities                                          (2,108)             (36,162)

Cash Flows from Financing Activities
        Proceeds from sale of preferred stock                                     -                133,500
        Proceeds from sale of common stock                                  1,726,250               89,000
        Proceeds from note payable                                                -                 90,000
        Proceeds from convertible notes payable                                89,000                  -
        Proceeds from related party convertible notes payable                  62,000                  -
        Repayment of related party convertible notes payable                  (62,000)                 -
                                                                       ---------------      ---------------
Net cash provided by financing activities                                   1,815,250              312,500
                                                                       ---------------      ---------------

Net increase (decrease) in cash                                              (134,622)          (1,462,213)

Cash and cash equivalents, beginning of the period                            471,485            1,472,242

                                                                       ---------------      ---------------
Cash and cash equivalents, end of the period                             $    336,863         $     10,029
                                                                       ===============      ===============


Supplemental Cash Flow Information
        Actual cash payments for interest                                $        483         $        -
        Conversion of convertible notes payable to common stock          $     89,000         $        -
        Common stock issued in non-cash transactions                     $    215,000         $        -
        Conversion of Class B to Class A common stock                    $        -           $     18,250

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

The following is a summary of all option activity for the nine months ended July 31, 2006:

                                                         Weighted-
                                                          Average
                                     Number of           Exercise
                                      Shares                Price
                                 ------------------   ----------------

Outstanding at October 31, 2005        300,000             $ 1.10
                                 ------------------   ----------------
Granted                              1,590,000               0.95
Exercised                                    -                  -
Canceled                             1,890,000               0.97
Expired                                      -                  -
                                 ------------------   ----------------
Outstanding at July 31, 2006                 -                  -

Exercisable at July 31, 2006                 -                  -


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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                    Three Months Ended          Nine Months Ended
                                                       July 31, 2006              July 31, 2006
                                                       -------------              -------------

Reported net loss                                      $  (788,024)               $(2,589,559)
                                                       -----------                -----------
Add:  pro forma stock option employee
    compensation income from option cancellation           144,504                      6,000
                                                       -----------                -----------
Pro forma net loss                                     $  (643,520)               $(2,583,559)

Earnings per common share:
    Basic and diluted - as reported                    $     (0.02)               $     (0.07)
    Basic and diluted - pro forma                      $     (0.02)               $     (0.07)

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005.



Revenue: Revenue was $69,316 and $54,489 during the three months ended July 31, 2006 and July 31, 2005, respectively. The increase of $14,827 (or 27%) resulted from greater ValiMed (TM) maintenance and support services provided to hospital pharmacy customers in the third fiscal quarter of 2006. All of the revenue in the third fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed (TM) units.

Cost of revenue: Cost of revenue was $13,138 and $15,324 during the three months ended July 31, 2006 and July 31, 2005, respectively. The decrease of $2,186 (or 14%) was the result of lower component and manufacturing costs associated with the delivery of ValiMed (TM) units.


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


Net loss was $788,024 during the three months ended July 31, 2006, compared with a net loss of $1,805,408 during the three months ended July 31, 2005, due to the foregoing factors.



Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005.


Revenue: Revenue was $258,730 and $162,149 during the nine months ended July 31, 2006 and July 31, 2005, respectively. The increase of $96,581 (or 60%) resulted primarily from the delivery of ValiMed (TM) units to Baxa Corporation in the first three fiscal quarters of 2006. All of the revenue in the first three fiscal quarters of 2006 and 2005 was from the delivery and support of ValiMed
(TM) units.


Cost of revenue: Cost of revenue was $137,734 and $83,782 during the nine months ended July 31, 2006 and July 31, 2005, respectively. The increase of $53,952 (or 64%) was the result of component and manufacturing costs associated with the ValiMed (TM) units delivered to Baxa Corporation.

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

General and administrative expenses: General and administrative expenses were $1,703,860 during the nine months ended July 31, 2006 compared with $1,978,993 during the nine months ended July 31, 2005. This decrease of $275,133 (or 14%) resulted from a decrease in stock compensation, offset by an increase in expenditures primarily in legal fees associated with patent issues and secondarily in payroll. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005. Legal expense for patent issues exceeded $500,000 in fiscal 2006 but is expected to decrease in future periods. Please see Legal Proceeding discussion under Part II, Item 1 in this document.


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


Net loss was $2,589,559 during the nine months ended July 31, 2006, compared with a net loss of $3,841,186 during the nine months ended July 31, 2005, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.


As of July 31, 2006, we had negative working capital of $810,095, including $10,029 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 over the next eighteen months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the company has sufficient cash to fund operations through the end of September 2006. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.


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

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $252,000 of deferred revenue at July 31, 2006. Further, the company deferred $10,000 in billings to another customer as collectibility is uncertain.


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

As of the quarter ended July 31, 2006, an evaluation was carried out under the supervision of James Griffin, our former President, Chief Executive Officer and Principal Accounting and Financial Officer, and with the participation of our management at that time, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company concluded that, as of July 31, 2006, these disclosure controls and procedures were ineffective. Specifically, the Company identified a material weakness in revenue recognition for bill and hold transactions.

In fiscal 2006, the Company sold and delivered Valimed(TM) units to Baxa which requested the units to be held at the Company's facility in Arizona , pending shipping instructions from Baxa's end-user customer. The Valimed(TM) units were paid for and revenue was reported in the company's second and third quarter 10QSB filings. Upon further review, and in consultation with its independent auditor and the SEC, the Company concluded on January 29, 2007 to revise its accounting procedure for such transactions and recognize revenue only at such time as the Company receives a fixed schedule for delivery from its customer.

As a result of the material weakness discussed above, the following occurred:

o For the three month period ended July 31, 2006, revenue is restated from $181,316 to $69,316, and cost of revenue is restated from $65,599 to $13,138.

o For the nine month period ended July 31, 2006, revenue is restated from $622,730 to $258,730, and cost of revenue is restated from $294,038 to $137,734.

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



                                    CDEX INC.



By:         /s/  Timothy Shriver
            ---------------------
Name:       Timothy Shriver
Title:      President, Chief Executive
            Officer, and Chief Accounting and
            Financial Officer