Form 10KSB
period 2006-10-31
CDEX INC
filed 2007-02-05
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 2006

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

                      4555 South Palo Verde Road, Suite 125
                             Tucson, Arizona, 85714
                                  520-514-6393
     (Address of principal executive offices and registrant's phone number)

Securities registered under Section 12(b) of the Exchange Act:
  None.

Securities registered under Section 12(g) of the Exchange Act: Common stock,
  $.005 par value per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $283,385.

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

The number of shares outstanding of the issuer's common stock as of January 29, 2007 was 39,299,660 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended October 31, 2006

INDEX
                                                                                                                                Page
Part I

      Item 1.     Description of Business.........................................................................................3
      Item 2.     Description of Property.........................................................................................8
      Item 3.     Legal Proceedings...............................................................................................8
      Item 4.     Submission of Matters to a Vote of Security Holders.............................................................8

Part II

      Item 5.     Market for Common Equity and Related Stockholder Matters........................................................8
      Item 6.     Management's Discussion and Analysis of Financial Condition or Plan of Operation................................9
      Item 7.     Financial Statements............................................................................................17
      Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................17
      Item 8A.    Controls and Procedures.........................................................................................17
      Item 8B.    Other Information...............................................................................................18

Part III

      Item 9.     Directors and Executive Officers of the Registrant..............................................................18
      Item 10.    Executive Compensation..........................................................................................22
      Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..................24
      Item 12.    Certain Relationships and Related Transactions..................................................................25

Part IV

      Item 13.    Exhibits, Lists and Reports on Form 8-K.........................................................................25
      Item 14.    Principal Accountant Fees and Services..........................................................................26

Financial Statements..............................................................................................................F1

Signatures........................................................................................................................27

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


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

CDEX Inc. is a technology development company that is currently applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security, and brand protection markets. CDEX is a public company and its common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices and research and development laboratories in Tucson, Arizona.

Currently, CDEX is focused in three distinct markets:

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

All current CDEX product development is based on applying the same underlying technologies. CDEX anticipates acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire or develop other technology assets, all of the company's revenues will come from products developed from our current suite of patents and patent pending technologies, or through licensing arrangements with Companies with related intellectual property.

OUR TECHNOLOGY

Our research efforts are centered on, but not limited to, the use of excitation energy sources and patented/patents pending processing technology for substance verification, authentication, and identification. When certain substances are exposed to excitation energy the substances produce photons at specific wavelengths that form unique spectral fingerprints that can be used as signatures to validate and authenticate the substances.

CDEX creates reference signatures of substances of interest, such as selected narcotics, explosive compounds, ingredients of chemical agents, medicines, spirits and liquors, and perfumes, as well as many other substances, and stores them in a reference signature database. CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest in the Company database.

The CDEX advantage is that substances of interest are tested at the molecular or atomic level and their signatures are compared to the known signatures of the substance of interest. This provides rapid validation and authentication that the substance is genuine. CDEX technology does not rely upon packaging schemes such as holograms, inks, ingredient taggants, or RFID tags, all of which can be defeated by determined counterfeiters.

PRODUCTS

We are currently focusing our resources on developing real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. While our primary area of focus for 2006 was products in the medical markets, we did continue research and development on several other potential products areas. For example, in our laboratories, CDEX was able to identify and discriminate between a wide range a substances at varying ranges (e.g., methamphetamine, explosives, and medications) in a wide range of environments (e.g., trace amounts on surfaces, syringes, and IV bags).

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

PRODUCTS UNDER DEVELOPMENT - The Company has under development, from "proof of concept" to prototype, several product concepts aimed at providing expanded market opportunities for the Company's technology:

          o METHAMPHETAMINE DETECTION SYSTEM: A handheld, scanning device that is capable of detecting trace amounts of methamphetamine. CDEX is in discussions with specific federal, state and local law enforcement agencies to conduct field-testing of the device. This product exists as a demonstration prototype. We are in Beta Test Cycles with this product and we are seeking partners to finalize commercialization and take this product to market.

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

          o EXPLOSIVE DETECTION SYSTEM: A handheld, explosive detection system that is capable of detecting and classifying trace amounts of explosive substances on the surface of clothing, shoes, luggage, parcels, skin, and personal items. The existing Personnel Security Screening System (PS(3)) is planned to be re-engineered for broader security applications. This product exists as a demonstration prototype and we are seeking potential partners to further the expansion, development, and commercialization of this product.


2006, Year in Review
--------------------

The Company's activities during 2006 were driven by the funds available to pursue the operational plans of the Company. The year started with a program of aggressive development, marketing and research efforts on a broad front. The program was dependent upon achieving our investment goals to support aggressive efforts on multiple fronts. When the investment funding goals were not achieved, the Company began scaling back its efforts and focused on refining products and developing signatures in the medical market and developing a prototype methamphetamine detection unit. While the Company did not progress as broadly as hoped in 2006, there were a number of positive aspects, including increased refinement of the ValiMed(TM) product line based on end user feedback and the start of the beta testing cycle for the methamphetamine detection unit. Further, the Company earned revenue of $283,385 and received $918,562 in customer payments in fiscal 2006, by far the largest in the Company's history. In addition, the company received $225,000 in investment funding in January, 2007, and has entered into agreements for additional funding with payments scheduled to begin in the second quarter of fiscal 2007. On January 9, 2007 the Company held a special meeting of shareholders at which time the shareholders voted to increase the authorized Class A common shares of stock from 50.2 million to 100 million. The additional shares of stock will facilitate future fund raising activities of the Company.

In December 2006, the Company announced that it was consolidating its activities in Tucson, Arizona and closing its Maryland office. As part of this consolidation the CEO, Mr. Jim Griffin left the Company and Mr. Tim Shriver assumed the role of acting CEO pending the hiring of a replacement for Mr. Griffin.

Lastly, as reported in previous SEC filings, the Company settled a patent infringement law suit with ASD and the Company is pleased to report that it is not aware of any pending litigation.

RESEARCH AND DEVELOPMENT (R&D)

Efforts were spent primarily directed towards refining of the ValiMed(TM) product based on information from the clients using the product. Additionally, during this time R&D CDEX entered into contracts to outsource the manufacturing for our new proprietary design Cuvette.

R&D also developed several next generation "proof of concept" prototypes for the healthcare market. These prototypes employ the same underlying ValiMed(TM) technology, but focus on solving other problems in healthcare, thereby providing us with opportunity to expand CDEX's presence in the healthcare market.

In addition, considerable effort was devoted to prototype development of our homeland security product suite. During this time frame R&D undertook development and delivery of the proof of concept prototype for the Methamphetamine Trace Detection Unit.

R&D costs were $1,298,594 (including $46,265 for stock compensation) during the 2006 fiscal year, compared with $2,421,875 (including $1,329,626 for stock compensation) during the 2005 fiscal year.

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


INDUSTRY AND COMPETITION

1.   HEALTHCARE
     ----------

Healthcare spending continues to increase, fueled by an aging population and increasing cost of healthcare technology. We do not see a change in this trend into the future. There are multiple drivers of demand for the Company's Valimed products. Medication errors are a major problem in the global healthcare market and resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events. (IOM Report To Err Is Human.) A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations. In addition, impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2):
133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications. Lastly, USP 797 regulations are being instituted to insure quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation. Historically, pharmacists have preformed a visual examination of the end product for accuracy. Based on the number of errors reported, this practice is not effective..

There are 6,600 hospitals in the US and 3,000 have greater than 300 beds (Billian's Healthdata). Adding in the targeted global market for CDEX healthcare products, the number of hospitals would exceed 12,000. The Company believes that its ValiMed(TM) products are applicable to these hospitals and in many cases multiple units would be needed to fulfill the institutions needs.


2.   SECURITY & PUBLIC SAFETY
     ------------------------

Illicit and Counterfeit Drug Detection
--------------------------------------
According to DEA congressional testimony by Joseph T. Rannazzisi, Deputy Chief, Office of Enforcement Operations Drug Enforcement Administration, Methamphetamine is the number one drug problem in America today and the problem continues to increase. Two competing technologies in the methamphetamine detection marketplace are test kits and ion mobilization units. Test kits are inexpensive, but cannot readily detect trace amounts of methamphetamine on surfaces and are a destructive test. The ion mobilization units are expensive to purchase, and require a sophisticated user, airborne substances and relatively high maintenance. CDEX technology may have the advantages of portability, ease of use, low maintenance, and reduced costs. In 2006 the Company announced that it had delivered a prototype device for detecting Methamphetamine to a Beta Test Partner for testing.

The Company has also identified market opportunities for the application of its technology in the detection of counterfeit medications.

Explosive Detection
-------------------
CDEX believes the explosives detection marketplace is potentially significant because of growing awareness of terrorism due to recent world events. We believe that this marketplace possibly includes the following potential customers: militaries, airport/building security organizations and transportation related organizations, government, law enforcement organizations, and school systems. These markets are global in perspective and large in size. Currently, domestic sales of people screening devices are dominated by a small number of products sold by a handful of vendors. CDEX believes that if it launches chemical detection products that those products will compete with existing detection products, and, depending on the application, may have a competitive advantage by being more advanced than existing tools in a number of areas. There are large competitors in this space that have significantly more resources than CDEX.


3.   BRAND PROTECTION
     ----------------

Based on worldwide counterfeit enforcement activity (investigations, raids, seizures, arrests, charges, convictions, sentences, civil litigation) for 2005, as reported through the DOPIP Security Counterfeit Intelligence Report, more than 3,703 incidents valued at approximately $3.2 trillion were analyzed from 133 countries. The eighth most commonly counterfeited category is Food & Alcohol, 64 incidents worth $11 Million and the fourteenth most commonly counterfeited category is Perfume & Cosmetics, 22 incidents worth $12 Million. US companies, for instance, estimate that between $200bn and $250bn in annual revenue is lost to counterfeiters. The EU claims that 100,000 jobs are lost each year to the same trade. In 2003 it was estimated that counterfeit goods cost the state of New York $34bn, depriving it of $1.6bn in tax revenue (Scotsman.com news). The Company believes these market applications represent business opportunities for the application of its technology.

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

Effective November 7, 2005, the company entered into a two year exclusive Reseller Agreement with Baxa Corporation ("Baxa") to sell, market, and distribute the ValiMed(TM) product in the USA and Canada. We anticipate focusing on domestic markets before expanding internationally via strategic marketing and manufacturing partnerships. We anticipate partnerships based either on geographic boundaries or by products depending on the partner's market specialty and market presence. We have received unsolicited contacts by prospective partners from the Middle East, Europe, Taiwan, Vietnam, Korea, Malaysia and China based on information on www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, and the technology's potential use in the electronic manufacturing industry. These contacts may never result in revenue or relationships that will benefit CDEX. CDEX has not applied for licenses or permits to do business directly in any foreign country. CDEX has obtained TUV certification for its ValiMed(TM) product with Elliott Labs in Fremont, CA. TUV tests and certifies that products meet electrical safety standards and electromagnetic interference and compatibility (EMI/EMC) standards. TUV tests and certifies to UL standards for the USA market and CE standards for the European Union market.

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

The Company makes business decisions regarding which inventions to patent, and in what countries. Currently, the company has 2 patents issued or allowed, and others in various stages of prosecution. In addition, the Company has filed international counterparts to its US patents and applications where it deems appropriate.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office space in Maryland under a lease that is now month to month. As mentioned above, the Company is moving its corporate offices to Tucson, Arizona effective February 1, 2007. Accordingly, the leased Maryland office space will no longer be needed after January 31, 2007. The Company leases office and laboratory space in Arizona. The lease expires April 30, 2009 and provides for monthly rent of approximately $3,020 with 3% annual escalations and is cancelable on 120 days notice. The lease was amended in fiscal year 2005 to provide for additional space. The amendment expires December 31, 2007, has non-cancelable lease payments into 2007, and provides for monthly rent of approximately $2,641 with 4% annual escalations. Total rent expense was $43,884 and $86,593 for the years ended October 31, 2005 and 2006, respectively.


ITEM 3. LEGAL PROCEEDINGS

CDEX is not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB:

                                                          High       Low
                                                          ----       ---
           Fiscal Year Ended October 31, 2006:
               First quarter                             $1.32      $0.82
               Second quarter                            $1.22      $0.52
               Third quarter                             $0.80      $0.38
               Fourth quarter                            $0.58      $0.30

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

SHAREHOLDERS

Our transfer agent has advised that the approximate number of record holders of common stock at January 17, 2007 was 1,458. However, a large number of our shareholders hold their shares in "street name" with brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

DIVIDENDS

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the fourth quarter of fiscal year 2006, the Company sold 200,000 shares of common stock at an average price of $0.27 per share for proceeds of $54,000, which are for working capital and general corporate purposes.


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

PLAN OF OPERATION

General
-------
CDEX Inc. is a technology development company that is currently applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security, and brand protection markets. CDEX is a public company and its common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices in Rockville, Maryland, and its research and development laboratories in Tucson, Arizona. The company is moving all operations and corporate functions to its Tucson, Arizona offices in 2007.

Currently, CDEX is focused in three distinct markets:

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


ValiMed(TM) Product Line
------------------------
In 2006, CDEX management and staff successfully completed the implementation of the initial production plan for ValiMed(TM) and began shipment of units to our exclusive U.S. and Canadian distributor.

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

In 2006, CDEX entered into discussions with companies outside the USA who have shown an interest in representing CDEX as its ValiMed(TM) distributor. While these companies may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will be able to close a distribution agreement with any of the companies in these markets.

ValiMed(TM) has transitioned from a beta-test product to a full-scale production product. Year-on-year revenues are up significantly. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a new product that has just been introduced into the market. It is more likely that revenues will be "lumpy" over the next several quarters; with some quarters up and some down. This will continue into the foreseeable future until we have more fully developed our distribution and sales channels and are better able to predict quarterly sales more precisely.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. If the company is unable to obtain the required funding that it needs through debt or equity financing, the value potential of the ValiMed(TM) product portfolio over the next eight months cannot be realized.

Illicit Drug Detector
---------------------
On August 29, 2006, CDEX entered into a contract with Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program. CDEX is continuing this "beta test" process to refine the Meth Detection Unit for eventual planned introduction into the marketplace. In addition, in 2007, we have expanded the beta testing to other jurisdictions. These beta test cycles will continue until the product is ready for production. .

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

Intellectual Property
---------------------
As stated above, the Company relies on non-disclosure agreements, patent, trade secret and copyright laws to protect the Company's intellectual property. The Company makes a business decision regarding which inventions to patent, and in what countries. Currently, the company has 2 patents issued or allowed, and others in various stages of prosecution. In addition the Company has filed international counterparts to its US patents and applications where it deems appropriate.

RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31,
2005

Revenue: Revenue was $283,385 and $178,607 during the fiscal year ended October 31, 2006 and October 31, 2005, respectively. The increase of $104,778 (or 59%) was from the delivery of ValiMed(TM) units to Baxa Corporation. In addition the Company received payment for 21 units of its Valimed product which it classified as deferred revenue at October 31, 2006, pending final shipment instructions from its customer. The Company also received payment from the Missouri State Highway Patrol for the meth gun pilot test program which it classified as deferred revenue at October 31, 2006. The amount of deferred revenue carried into 2007 is $638,000, which the Company expects to recognize as revenue in 2007.

Cost of revenue: Cost of revenue was $141,080 and $85,481 during the fiscal year ended October 31, 2006 and October 31, 2005, respectively. The increase of $55,598 (or 65%) was the result of higher component and manufacturing costs associated with the ValiMed(TM) units due to the higher number of shipped units. Gross margins were consistent in the 50 to 52% range in fiscal 2006 and 2005.

Research and development costs: Research and development costs were $1,298,594 during fiscal year ended October 31, 2006, compared with $2,421,875 during the fiscal year ended October 31, 2005. The decrease of $1,123,281 (or 46%) resulted from a decrease primarily in stock compensation and secondarily in payroll expenditures, offset by an increase in expenditures for materials and consultants. Stock compensation decreased because the company did not issue stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005.

General and administrative expenses: General and administrative expenses were $2,222,208 during the fiscal year ended October 31, 2006, compared with $2,896,336 during the fiscal year ended October 31, 2005. This decrease of $674,129 (or 23%) resulted from a decrease in stock compensation, offset by an increase in expenditures primarily in legal fees associated with patent issues and secondarily in payroll. Stock compensation decreased because the company is not issuing stock as compensation at the same level in fiscal year 2006 compared to fiscal year 2005. Legal expense for patent issues exceeded $500,000 in fiscal year 2006 but is expected to decrease in future periods.

Other income (expense): Other expense was $21,605 during fiscal year ended October 31, 2006, compared with income of $3,587 during the fiscal year ended October 31, 2005. The expense in fiscal year 2006 was primarily interest expense on notes payable. The income in fiscal year 2005 was primarily from cash in an interest earning account.

Net loss was $3,400,102 during the fiscal year ended October 31, 2006, compared with a net loss of $5,221,499 during the fiscal year ended October 31, 2005, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of October 31, 2006, we had negative working capital of $1,566,517, including $56,328 of cash and cash equivalents. We anticipate the need to raise approximately $2,500,000 over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the company has sufficient cash to fund operations into the second quarter of fiscal 2007, and has entered into agreements for additional funding with payments that would begin in the second quarter of fiscal 2007. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the fiscal year ended October 31, 2006, the Company received $479,000 in funding, comprised of:

          o $133,500 for 6,675 shares of preferred stock at an average price of $20.00 per share, and $22,500 for redeemable preferred stock.
          o $143,000 for 457,563 shares of common stock at an average price of approximately $0.31 per share.
          o    $180,000 for notes payable.


We had a net decrease in cash and cash equivalents of $1,415,913 during the fiscal year ended October 31, 2006, compared with a net increase of $1,000,757 during the fiscal year ended October 31, 2005. We used net cash of $1,808,752 and $2,612,385 in operating activities during the fiscal years ended October 31, 2006 and 2005, respectively, and capitalized $86,162 and 2,108 in patent costs and property and equipment during the fiscal years ended October 31, 2006 and 2005, respectively. We received proceeds in the amount of $479,000 and $3,615,250 from the sale of preferred stock, common stock and notes payable to accredited investors during the fiscal years ended October 31, 2006 and 2005, respectively.

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

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $588,000 of deferred revenue at October 31, 2006. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by October 31, 2006.

INVENTORY: Inventory is valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventory includes the cost of component raw materials and manufacturing.

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $16,760 and $23,794 for the years ended October 31, 2005 and 2006, respectively.

PATENT: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized (none in fiscal years 2005 and 2006) over their useful lives, generally 17 years.

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

STOCK-BASED COMPENSATION: Prior to fiscal year 2006, we provided restricted stock grants to employees and consultants as a principal element of their compensation. We determine compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

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

We have received a report from our independent auditors for the fiscal year ended October 31, 2006 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

THE ABSENCE OF A CHIEF FINANCIAL OFFICER LEAVES CDEX WITHOUT THE BENEFIT OF THIS TYPE OF EXPERTISE AND CONSISTENT MONITORING OF CONTROLS AND PROCEDURES WHICH A FULL-TIME CHIEF FINANCIAL OFFICER WOULD AFFORD.

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

We are dependent on our officers and other key personnel, and the loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. This would increase costs and prevent or reduce our profits.

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

As of the year ended October 31, 2006, an evaluation was carried out under the supervision of James Griffin, our former President, Chief Executive Officer and Principal Accounting and Financial Officer, and with the participation of our management at that time, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company concluded that, as of October 31, 2006, these disclosure controls and procedures were ineffective. Specifically, the Company identified a material weakness in revenue recognition for bill and hold transactions.

In fiscal 2006, the Company sold and delivered Valimed (TM) units to Baxa which requested the units to be held at the Company's facility in Arizona, pending shipping instructions from Baxa's end-user customer. The Valimed (TM) units were paid for and revenue was reported in the company's second and third quarter 10QSB filings. Upon further review, and in consultation with its independent auditor and the SEC, the Company concluded on January 29, 2007 to revise its accounting procedure for such transactions and recognize revenue only at such time as the Company receives a fixed schedule for delivery from its customer. As a result of the material weakness discussed above, the Company filed amended 10QSB reports for the fiscal quarters ended April 30 and July 31, 2006, which reflect restated quarterly revenue and cost of revenue balances.

Remediation Plan

In addition to controls and procedures consistent with prior practices, we developed and implemented a remediation plan. In order to remediate the aforementioned material weakness, we expanded our accounting policy for revenue recognition of bill and hold transactions (see Revenue Recognition in Management's Discussion and Analysis of Financial Condition or Plan of Operation in this report). Further, we have established fixed delivery dates for Valimed (TM) units at our Arizona facility.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors:

      NAME                    AGE     POSITION
      ---------               -----   --------
      James Griffin            57     CEO/President, Director (1)
      Timothy Shriver          56     Sr. Vice President of Technical
                                      Operations, Director (1)
      Dr. BD Liaw              69     Chairman of the Board of Directors
      George Dials             61     Director
      Donald W. Strickland     57     Director

(1) Effective December 28, 2006, Mr. Griffin resigned from the position of CEO/President and from the Board of Directors. Mr. Shriver was appointed to the position of CEO/President.

The following is a summary of the business experience of each of our executive officers and directors:

Effective January 1, 2006, Mr. James O. Griffin, became our President & Chief Executive Officer, and on February 3, 2006 was appointed to serve as a director. Mr. Griffin has served in senior executive positions in the high technology security and defense electronic systems industries for more than 25 years. Throughout his career, Mr. Griffin has focused on commercializing emerging technologies--growing sales and establishing productive distribution channels. Mr. Griffin joined CDEX in 2005, originally as Chief Operating Officer, from a background in both public and private enterprises in the U.S., with extensive experience establishing and heading the international business units of several multinationals, including SenTech, Simplex, and Cardkey Systems. Immediately preceding CDEX, at Cernium, Inc., Mr. Griffin served as Vice President of Federal Systems Sales where he founded the company's Washington, DC office, and opened relationships with government agencies for the developer of security video analytics systems. Previously, as Vice President and General Manager for the IPIX Corporation, he launched the company's security division, IPIX Security, and established a customer base that included the 2004 G-8 Summit for the IPIX line of mission critical security imaging systems. As Managing Director of Simplex Asia Ltd., Mr. Griffin led a nearly two-year transformation of the fire alarm manufacturer's Asian operations and reversed a major operating loss. Under Mr. Griffin's leadership, the security services division of Mosler Inc. added contracts with the New York Port Authority to upgrade the security systems in the three airports serving New York City. For Cardkey Systems, Mr. Griffin created the company's international division, linking together worldwide distributors to form cohesive sales channels. Mr. Griffin holds an MBA from Pepperdine University and a B.S. in Electrical Engineering from California State University.

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

Dr. BD Liaw has served as a director of CDEX since October 2001 and became Chairman of the Board in February 2006. Since January 2003, he has also served as Managing Director - Energy Services for Dynamic Resolutions LLC, performing consulting services to international utilities in Asia. Dynamic Resolutions is not affiliated with CDEX. From July 1995 to October 2002, he served as an Advisor and from September 1996 to March 2001, as an Executive Director, to Taiwan Power Co., an electrical utility. Dr. Liaw served for over 20 years at the U.S. Nuclear Regulatory Commission and its predecessor agency, the Atomic Energy Commission. His work related to the high-level nuclear waste repository and low-level waste projects. In 1986 and 1987, he was invited by China and Taiwan, respectively, to visit Mainland China and Taiwan to assist in establishing their nuclear safety regulatory programs. In 1985 thru 1990, Dr. Liaw managed the NRC's regulatory oversight of the Tennessee Valley Authority's
(TVA) nuclear program, and was instrumental in bringing TVA's nuclear program back to full regulatory compliance. Dr. Liaw represented the NRC in many meetings, conferences and symposiums in the United States and around the world on a wide range of issues. In 1994, Dr. Liaw accepted an invitation from the government of Taiwan to visit and help resolve some legislators' concerns regarding energy issues facing the country. Subsequently in 1995, Dr. Liaw accepted a request to return to Taiwan as an advisor to the Ministry of Economic Affairs. Dr. Liaw also served in a number of positions over the past six years, including as an advisor to the Industrial Technology Research Institute.

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

Mr. Donald W. Strickland was appointed to serve as a director in February 3, 2006. He comes to CDEX from a 30-year career in successfully developing businesses internationally for both large public companies and technology startups. He has held executive positions at Eastman Kodak Company and Apple Computer, including heading product development, manufacturing, and sales. In 1996 he became CEO of PictureWorks Technology, a technology start up, which he sold for $200M in 2000 to IPIX Corporation, a public company traded on the NASDAQ exchange. Thereafter, he served as President and CEO of IPIX through 2004, during which time he led the company through a major restructuring, focusing on the security markets and taking the company to profitability. Mr. Strickland holds a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford University and a law degree from George Washington University.

SIGNIFICANT EMPLOYEE/CONSULTANT

In addition to our executive officers and directors, Dr. Wade Poteet, our Principal Scientist, is a significant consultant of CDEX. Dr. Poteet resigned from his employment position with the company in January 2006 and now serves on a full-time consultancy basis continuing as the company's Principal Scientist. For the past 30 years, Dr. Poteet has held Senior Management positions in small entrepreneurial engineering firms. He has served as our Principal Scientist since July 2001. From July 2001 until January 2003, Dr. Poteet was a member, and served as Principal Scientist, of Dynamic Management Resolutions LLC, providing scientific, management and engineering services. Dynamic Management Resolutions was a consulting company that provided technical and management services on a contract basis to CDEX and CDEX Delaware. From May 1999 to July 2001, Dr. Poteet served as President/Principal Scientist for CP Systems, Inc., a private company that, at that time, built large observatory-class telescopes and. marketed and distributed recreational global positioning units. At CP Systems, Dr. Poteet directed contract research in remote sensing in the x-ray and ultraviolet regions, including landmine, anti-terrorist and drug detection programs, and provided research and development for nanometrology technologies. From 1971 to May 1999, Dr. Poteet served as Vice President/Principal Scientist for System Specialists, Inc., where he directed all research and development, including NASA airborne projects and advanced instruments for commercial and government programs. Dr. Poteet received his Ph. D. in 1970 in Experimental Solid State Physics from Virginia Polytechnic Institute (VPI) (Thesis topic: Nuclear Quadrupole Resonance in Superconductors). His M.S. in Physics is also from VPI, in 1968 (Thesis topic: Nuclear Magnetic Resonance in Superconductors).


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The officers, directors and 10% stockholders of CDEX timely filed all reports subject to the reporting requirements of Section 16(a) during the fiscal year ended October 31, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our executive officers:

                                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                            --------------------------------  --------------------------------------
                                                                                         AWARDS            PAYOUTS
                                                                              -------------------------  -----------
                                                                              RESTRICTED   SECURITIES
NAME AND PRINCIPAL                  FISCAL    CASH             OTHER ANNUAL     STOCK      UNDERLYING    ALL OTHER
POSITION                             YEAR   SALARY(1)  BONUS  COMPENSATION(1)   AWARDS      OPTIONS     COMPENSATION
-------------------------------------------------------------------------------------------------------------------

Timothy D. Shriver                  2006   $ 163,690      -    $  30,290           -           -              -
CEO, President                      2005   $  96,000      -    $ 156,000           -           -              -
Former Sr. VP Technical Operations  2004   $  96,000      -    $ 156,000           -           -              -

James Griffin                       2006   $ 191,573      -    $  19,417           -      (300,000) (2)       -
Former CEO, President               2005   $  11,667      -    $   8,333           -       300,000  (2)       -

Malcolm Philips                     2006   $  16,000      -    $ 349,000           -           -              -
Former CEO, President               2005   $  96,000      -    $ 204,000           -           -              -
                                    2004   $  96,000      -    $ 204,000           -           -              -

(1) Pursuant to the terms of their Executive Services Agreements and based upon CDEX's financial condition, the executive officers have each foregone a portion of his stated salary, and has been paid instead in the form of cash and shares of common stock. All share amounts are subject to a vesting schedule with a risk of forfeiture in the event the employee does not remain with CDEX for the required amount of time. See discussion under Employment Agreements below for greater detail on the terms of employment including compensation.

(2) Represents options to purchase 300,000 shares of Class A Common Stock granted in 2005, which were canceled in 2006.

REMUNERATION OF KEY EMPLOYEES WHO ARE HIGHLY COMPENSATED

In addition to our executive officers and directors, we have one key employee in fiscal year 2006:

                                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                            --------------------------------  --------------------------------------
                                                                                         AWARDS            PAYOUTS
                                                                              -------------------------  -----------
                                                                              RESTRICTED   SECURITIES
NAME AND PRINCIPAL                  FISCAL    CASH             OTHER ANNUAL     STOCK      UNDERLYING    ALL OTHER
POSITION                             YEAR   SALARY(1)  BONUS  COMPENSATION(1)   AWARDS      OPTIONS     COMPENSATION
-------------------------------------------------------------------------------------------------------------------

Dr. Wade Poteet                     2006   $  16,000     -     $  19,000           -           -              -
Principal Scientist                 2005   $  96,000     -     $ 114,000           -           -              -
                                    2004   $  96,000     -     $ 114,000           -           -              -

(1) Pursuant to the terms of his Employment Agreement and based upon CDEX's financial condition Dr. Poteet has foregone all or a portion of his stated salary, and instead is compensated in the form of cash and in shares of common stock. All share amounts are subject to a vesting schedule with a risk of forfeiture in the event the employee does not remain with CDEX for the required amount of time. Dr. Poteet resigned from his employment position with the company effective January 1, 2006 and now serves on a full-time consultancy basis, continuing as the company's Principal Scientist. The compensation above was paid during his period of employment and does not include consultant payments

EMPLOYMENT AGREEMENTS

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

Mr. Philips resigned from the positions of Chief Executive Officer and President effective January 1, 2006, and the company entered into a Settlement and Consulting Agreement, as of said date, with an entity controlled by Mr. Philips, for Mr. Philips's continued services as the Company's Chairman of the Board and additional services as a consultant in order to assure a smooth and settled transition for the Company's new Chief Executive Officer. The agreement has a term of one year, unless extended by mutual agreement of the parties, and may be terminated by either party on two weeks' notice. Pursuant to the agreement, the Company paid Mr. Philips 350,000 free-trading shares of Class A Common Stock. Mr. Philips' agreement was terminated in April 2006.

Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Shriver. The amendment to Mr. Shriver's employment agreement provides for an annual cash salary of $180,000 as well as options which will vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The Company canceled all options granted to Mr. Shriver in 2006.

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

Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Griffin. The amendment provides for payment to Mr. Griffin of an annual cash salary of $204,000 as well as options which will vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The Company canceled all options granted to Mr. Griffin in 2005 and 2006. Effective December 28, 2006, Mr. Griffin resigned from the position of CEO/President and from the Board of Directors.

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

To date, we have issued 9,758,043 shares of common stock under the plans to certain of our officers, directors, consultants and employees, which are subject to forfeiture in accordance with the vesting schedules set forth in the granting agreements. Shares issued pursuant to the plans, whether underlying options or as restricted stock, generally may not be sold or transferred without the grantee first offering CDEX a right of first refusal to purchase the shares sought to be sold.

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

Name and Address of                                                                     Amount of Beneficial
Beneficial Owner(1)          Position                                Title of Class          Ownership          Percent of Class
---------------------------------------------------------------------------------------------------------------------------------

Malcolm H. Philips, Jr.      Former Executive Officer and Director   Class A Common           2,635,500  (2) (3)       7.08%

James Griffin                Former Executive Officer and Director   Class A Common              27,750  (2)           0.07%

Timothy Shriver              Executive Officer and Director          Class A Common           1,259,322  (2)           3.38%

George Dials                 Director                                Class A Common             180,000  (2) (4)       0.48%

Dr. BD Liaw                  Director                                Class A Common             175,000  (2) (4)       0.47%

Donald W. Strickland         Director                                Class A Common                 -                  0.00%

---------------------------------------------------------------------------------------------------------------------------------
Shares of all named executives,
significant employees and directors as                               Class A Common           4,277,572               11.48%
a group (6 persons)

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

(4) Each of Mr. George Dials and Dr. BD Liaw, as a director, was provided shares of common stock under the terms of such director's Services Agreement with CDEX as well as a stock bonus in 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The spouse of a former Chief Executive Officer (Mr. Phillips) purchased a $62,000 convertible note in 2005 paying interest at 9%. Total interest expense paid to this related party was $483 for the year ended October 31, 2005. The $62,000 note was redeemed at par value for cash in March 2005.


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

10.9      Form of Employment Agreement(3)

10.10     Employment Agreement for James Griffin dated as of October 1, 2005

10.11 Amendment to Lease Agreement by and between the Company and Butterfield Center Limited Partnership dated April 25, 2005.

10.12 Consulting and Severance Agreement by and between the Company and Malcolm H. Philips, Jr.

31        Rule 13a-14(a)/15d-14(a) Certification of Timothy Shriver.

32        Section 1350 Certification of Timothy Shriver.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Aronson and Company, our independent auditors, for audit and professional services rendered for the fiscal years ended October 31, 2006 and 2005:


                  Description                 FY2006       FY2005
                  -----------                 ------       ------
                  Audit fees                $ 58,000     $ 59,300
                  Other services              15,600       38,200
                                              ------       ------
                  Total                     $ 73,600     $ 97,500
                                            --------     --------

                                    CDEX Inc.
                      Index to Audited Financial Statements
                      Years Ended October 31, 2006 and 2005
--------------------------------------------------------------------------------


                                                                            Page
Report of Independent Registered Public Accounting Firm.......................F2

Audited Financial Statements:

   Balance Sheet..............................................................F3

   Statements of Operations...................................................F4

   Statement of Changes in Stockholder's Equity...............................F5

   Statements of Cash Flows...................................................F6

   Notes to Financial Statements..............................................F7

Report of Independent Registered Public Accounting Firm


Board of Directors
CDEX Inc.
Rockville, Maryland

We have audited the accompanying Balance Sheet of CDEX Inc. as of October 31, 2006, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2006, and the results of its operations and its cash flows for the years ended October 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company incurred net losses in each year of operations, has an accumulated deficit in excess of $23 million as of October 31, 2006, has insufficient working capital to sustain its operations over the next year and has no committed borrowing arrangements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Aronson & Company
Rockville, Maryland
January 29, 2007

                                    CDEX Inc.

                      Balance Sheet as of October 31, 2006

Assets
       Current assets
              Cash and cash equivalents                                   $     56,328
              Accounts receivable                                               10,519
              Finished goods inventory                                         263,036
              Raw materials inventory                                           27,997
                                                                          ------------
       Total current assets                                                    357,880

       Property and equipment
              Laboratory and computer equipment                                639,437
              Furniture and fixtures                                             1,666
              Building improvements                                              1,265
                                                                          ------------
       Total property and equipment                                            642,368
              Less: Accumulated depreciation                                  (595,168)
                                                                          ------------
       Net property and equipment                                               47,200

       Patent                                                                   50,000
       Other assets                                                              2,499

                                                                          ------------
Total Assets                                                              $    457,580
                                                                          ============

Liabilities and Stockholders' Equity

       Current Liabilities
              Accounts payable and accrued expenses                       $    973,235
              Notes payable                                                    204,333
              Deferred stock compensation                                       65,500
              Advance payments                                                  36,968
              Deferred revenue                                                 638,000
              Deferred rent                                                      6,362
                                                                          ------------
       Total Current Liabilties                                              1,924,398

       Redeemable preferred stock liability                                     22,500
                                                                          ------------

       Total Liabilities                                                     1,946,898

Commitments and Contingencies

Stockholders' Deficit
       Preferred Stock - Undesignated - $.005 par value per share,
              350,000 shares authorized and none outstanding                       -
       Preferred Stock - Series A - $.005 par value per share,
              150,000 shares authorized and 6,675 outstanding                       33
       Class A common stock - $.005 par value per share, 50,200,000
              shares authorized and 37,245,409 outstanding                     186,232
       Additional paid in capital                                           21,498,550
       Accumulated deficit                                                 (23,174,133)
                                                                          ------------
Total Stockholders' Deficit                                                 (1,489,318)

                                                                          ------------
Total Liabilities and Stockholders' Deficit                               $    457,580
                                                                          ============

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                   CDEX Inc.

                            Statements of Operations

                                                    Year Ended October 31
                                                  2005                 2006
                                             ----------------    -----------------

Revenue                                            $ 178,607            $ 283,385


Cost of Revenue                                       85,481              141,080
                                             ----------------    -----------------

Gross Profit                                          93,125              142,305


Operating Expenses
       Development costs                           2,421,875            1,298,594
       General and administrative expenses         2,896,336            2,222,208
                                             ----------------    -----------------
Total Operating Expenses                           5,318,211            3,520,802

Loss From Operations                              (5,225,086)          (3,378,497)

Other Income (Expense)
       Interest income                                 4,070                7,201
       Related party interest expense                   (483)                 -
       Interest expense                                  -                (28,807)
                                             ----------------    -----------------
Total Other (Expense) Income                           3,587              (21,605)

                                             ----------------    -----------------
Net Loss                                        $ (5,221,499)        $ (3,400,102)
                                             ================    =================

Basic and diluted net loss
       per common share:                             $ (0.16)             $ (0.09)

Basic and diluted weighted average
       common shares oustanding                   31,988,808           36,569,497


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.

                  Statement of Changes in Stockholders' Equity

                                                 Shares of    Shares of     Shares of                    Class A      Class B
                                                 Preferred     Class A       Class B       Preferred     Common       Common
                                                   Stock    Common Stock  Common Stock       Stock        Stock        Stock
------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2004                                     29,092,618       220,000               $   145,468  $     1,100
------------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                                  3,232,366           -                      16,161          -
Exercise of warrants for common stock                          1,190,340           -                       5,952          -
Conversion of debentures into common stock                       296,667           -                       1,483          -
Shares issued for compensation                                 1,822,980           -                       9,115          -
Exchange of Class B for Class A common stock                      45,000       (45,000)                      225         (225)
Remeasurement of compensation expense                                -             -                         -            -
Amortization of deferred compensation expense                        -             -                         -            -
Net loss                                                             -             -                         -            -

------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                                     35,679,971       175,000               $   178,404  $       875
==============================================================================================================================

Sale of preferred stock for cash                    6,675            -             -             33          -            -
Sale of common stock for cash                         -          457,563           -            -          2,288          -
Shares issued for compensation                        -          932,875           -            -          4,664          -
Exchange of Class B for Class A common stock          -          175,000      (175,000)         -            875         (875)
Remeasurement of compensation expense                 -              -             -            -            -            -
Amortization of deferred compensation expense         -              -             -            -            -            -
Net loss                                              -              -             -            -            -            -

------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2006                           6,675     37,245,409             -  $      33    $ 186,232    $       -
==============================================================================================================================

                                                             Additional                                    Stock
                                                              Paid-in       Deferred    Accumulated    Subscription
                                                              Capital     Compensation    Deficit       Receivable     Total
------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2004                                  $  14,997,386  $   (161,257)$(14,552,533) $       -    $   430,164
------------------------------------------------------------------------------------------------------------------------------

Sale of common stock for cash                                  2,617,338           -            -            -      2,633,500
Exercise of warrants for common stock                            886,798           -            -            -        892,750
Conversion of debentures into common stock                        87,517           -            -            -         89,000
Shares issued for compensation                                 1,726,462           -            -            -      1,735,577
Exchange of Class B for Class A common stock                           -           -            -            -            -
Remeasurement of compensation expense                            119,767      (119,767)         -            -            -
Amortization of deferred compensation expense                        -         208,488          -            -        208,488
Net loss                                                             -             -     (5,221,499)         -     (5,221,499)

------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                                  $  20,435,268  $    (72,536)$(19,774,033) $       -    $   767,978
==============================================================================================================================

Sale of preferred stock for cash                      -          133,467           -            -            -        133,500
Sale of common stock for cash                         -          140,712           -            -            -        143,000
Shares issued for compensation                        -          792,733           -            -            -        797,398
Exchange of Class B for Class A common stock          -              -             -            -            -            -
Remeasurement of compensation expense                 -           (3,631)        3,631          -            -            -
Amortization of deferred compensation expense         -              -          68,906          -            -         68,906
Net loss                                              -              -             -     (3,400,102)         -     (3,400,102)

------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2006                             -    $  21,498,550  $        -   $(23,174,133) $       -    $(1,489,318)
==============================================================================================================================

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                   CDEX Inc.

                            Statements of Cash Flows

                                                                                    Year Ended
                                                                                    October 31
                                                                            2005                 2006
                                                                       ---------------      ----------------
Cash Flows from Operating Activities
       Net loss                                                          $(5,221,499)          $(3,400,101)
       Adjustments to reconcile net loss to cash used by
              operating activities
                     Depreciation                                             16,760                23,794
                     Stock compensation                                    2,724,578               300,267
                     Noncash interest                                            -                  28,807
              Changes in operating assets and liabilities
                     Inventory                                              (105,313)              (39,571)
                     Accounts receivable                                     (19,629)                9,110
                     Prepaid expenses                                          1,148                 2,845
                     Other assets                                             (1,100)                  -
                     Current liabilities                                      (7,330)            1,266,097
                                                                         -----------           -----------
Net cash used by operating activities                                     (2,612,385)           (1,808,752)

Cash Flows from Investing Activities
       Capitalized patent costs                                                  -                 (50,000)
       Purchase of property and equipment                                     (2,108)              (36,162)
                                                                         -----------           -----------
Net cash used by investing activities                                         (2,108)              (86,162)

Cash Flows from Financing Activities
       Proceeds from sale of preferred stock                                     -                 156,000
       Proceeds from sale of common stock                                  3,526,250               143,000
       Proceeds from note payable                                                -                 180,000
       Proceeds from convertible notes payable                                89,000                   -
       Proceeds from related party convertible notes payable                  62,000                   -
       Repayment of related party convertible notes payable                  (62,000)                  -
                                                                         -----------           -----------
Net cash provided by financing activities                                  3,615,250               479,000
                                                                         -----------           -----------

Net increase (decrease) in cash                                            1,000,757            (1,415,913)

Cash and cash equivalents, beginning of the period                           471,485             1,472,242

                                                                         -----------           -----------
Cash and cash equivalents, end of the period                             $ 1,472,241           $    56,328
                                                                         ===========           ===========


Supplemental Cash Flow Information
       Actual cash payments for interest                                 $       483           $        -
       Conversion of convertible notes payable to common stock           $    89,000           $        -
       Common stock issued in non-cash transactions                      $ 1,735,577           $        -
       Conversion of Class B to Class A common stock                     $    49,500           $    18,250

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                          Notes to Financial Statements


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

                    Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $588,000 of deferred revenue at October 31, 2006. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by October 31, 2006.

                    In fiscal years 2005 and 2006, revenue was recognized from sales to 4 and 9 customers, respectively. Sales to Children's Medical Center of Dallas, University of Michigan and University of Utah represented 23%, 30% and 44% of fiscal year 2005 revenue, respectively. Sales to Baxa Corporation and Henry Ford Health Systems represented 60% and 15% of fiscal year 2006 revenue, respectively.

                    Cash and cash equivalents: The Company maintains cash balances that may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

                    Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $16,760 and $23,794 for the years ended October 31, 2005 and 2006, respectively.

                    Inventory: Inventory is valued at the lower of cost (at standard, which approximates actual cost on a first-in, first-out basis) or market. Inventory includes the cost of component raw materials and manufacturing.

                    Advertising and marketing costs: The cost of advertising and marketing is expensed as incurred. Advertising and marketing expense was $52,142 and $109,897 for the years ended October 31, 2005 and 2006, respectively.

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

                    The Company granted stock options in fiscal year 2005 and the first and second quarters of fiscal year 2006. In the third quarter of 2006 the company canceled all options by contractual agreement with the option holders. Accordingly, there are no options outstanding at October 31, 2006.

                    The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                                    2005                2006
                                                                                    ----                ----
                    Reported net loss                                           $(5,221,499)       $ (3,400,102)
                    Add:  Noncash  stock  compensation  included in
                    reported net loss                                             2,724,578             300,267
                    Deduct:   Total  noncash   stock   compensation
                    expense   determined  under  fair  value  based
                    method for all awards                                        (2,730,578)           (294,267)
                                                                                --------------------------------
                           Pro forma net loss                                   $(5,227,499)       $ (3,394,102)
                                                                                --------------------------------

                    The effect of applying SFAS No. 123 on a pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

                    The weighted-average fair value of options granted during 2005 and 2006 was $216,000 and $1,027,000, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%; dividend yield of 0%; average risk-free interest rate of 3.8% to 4.2%; and expected term of 5 years.

                    Patent: The Company capitalizes the costs of obtaining patens when patents are granted. Patents are amortized (none in either year presented) over their useful lives, generally 17 years.

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

                    Risks, Uncertainties and Concentrations: Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. In addition, at times the Company's cash balances exceed federally insured amounts.

                    Net Loss Per Common Share: Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each year. The effect of common stock equivalents is not considered as it would be anti-dilutive.

2. Related party    The spouse of the former Chief Executive Officer purchased a
   transactions     $62,000 convertible note in 2005 paying interest at 9%.
                    Total interest expense paid to this related party was $483 for the year ended October 31, 2005. The note was redeemed at par value for cash in March 2005.

3. New accounting   In December 2004, the FASB issued SFAS No. 123 (revised
   standards        2004), Accounting for Share-Based Payments ("SFAS123(R)").
                    SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after December 15, 2005;
                    therefore, we will adopt the new requirements beginning with our fiscal year 2007 as of November 1, 2006. As a result, we expect to record non-cash, stock based compensation expense, which may have a material effect on our future results of operations. The Company granted but then cancelled options in 2006, and hence this pronouncement would not have had a material impact on previously reported results. We are studying the specific impact of adoption, which includes our decision of whether to adopt the requirements on a prospective or retrospective basis and the specific methods for valuation.

                    In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this new accounting pronouncement will not have an impact on our financial position or results of operation. The Company does not have any such plans.

                    In June 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.
                    109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt for our fiscal year beginning November 1, 2007. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

                    In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

4. Income taxes     The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts which would have been computed using statutory rates as follows (000's):
                                                          Year Ended October 31,
                                                          ----------------------
                                                              2005       2006
                    ------------------------------------------------------------
                    Federal income taxes at the
                      maximum  statutory rate                $ 1,775    $ 1,156
                    State income taxes, net of Federal tax
                      effect                                     210        126
                    Other                                          -         11
                    Increase in valuation allowance           (1,985)    (1,293)
                    ------------------------------------------------------------
                    Benefit from income taxes                $     -    $     -
                    ------------------------------------------------------------
                    Deferred income taxes were as follows as
                    of October 31:
                                                               2005       2006
                    ------------------------------------------------------------
                    Stock based compensation                 $ 1,353    $ 1,256
                    Fixed asset basis difference                  79         37
                    Receivables excluded from income for
                    income tax reporting purposes                 (8)        (4)
                    Accounts payable and accrued expenses
                    deducted for
                      financial statement reporting purposes,
                      but not for income tax reporting
                      purposes                                    91        375
                    Net operating loss carryforward            3,330      4,474
                    ------------------------------------------------------------
                    Deferred tax asset                       $ 4,845    $ 6,138
                    Valuation allowance                      $(4,845)   $(6,138)
                    ------------------------------------------------------------
                    Total                                    $     -    $     -
                    ------------------------------------------------------------

                    For income tax purposes, the Company has net operating loss carryforwards of approximately $11.6 million at October 31, 2006 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

5. Stock grants     Prior to fiscal year 2006, the Company provided restricted
   and options      stock grants to employees and consultants as a principal
                    element of their compensation. Compensation in the form of restricted stock grants is recorded at fair value. The
                    Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determinable. Fair value is determined using the following policies:

                    o For consulting agreements issued in 2005, the fair value was determined using the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during that year.

                    o The Company has also utilized employment and consulting agreements which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle noncash compensation. For such stock awards through May 2005, the fair value of the services is determined based on the number of shares issued valued at the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during the compensation period. For stock awards from June 2005 through October 2006, the fair value of the services is determined based on the number of shares issued valued at the closing price of the company's Class A common shares on the Over-The-Counter Bulletin Board ("OTCBB").

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

                    The Company granted 1,822,980 and 932,875 Class A shares of common stock to employees and consultants during the years ended October 31, 2005 and 2006, respectively.

                    The Company has two separate stock plans--the 2002 and 2003 Stock Incentive Plans. Both plans provide for the issuance of stock options and stock grants. The 2002 Plan permits the issue of up to 3,250,000 shares through June 30, 2008. The 2003 Plan permits the issue of up to 10,000,000 shares (after subtracting any shares issued under the 2002 Plan) through June 30, 2013. A total of 1,822,980 shares with a fair value of $1,735,577 and 300,000 options were issued during the year ended October 31, 2005, and 932,875 shares with a fair value of $797,398 were issued during the year ended October 31, 2006. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined scientific and sales-related milestones.

                    Stock grant and stock option activity under the Plans is as follows:
                    Balance October 31, 2004                6,827,188
                       Granted                              2,122,980
                       Forfeited                                    -
                                                           ----------
                    Balance October 31, 2005                8,950,168
                       Granted                              2,622,875
                       Forfeited                           (1,990,000)
                                                           ----------
                    Balance October 31, 2006                9,583,043
                                                            ---------

                    Total compensation expense related to stock awards for employees and consultants was $2,724,578 and $300,267 for the years ended October 31, 2005 and 2006, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value. Shares granted to employees and consultants generally vest over periods of 8 months to 3 years.

                    Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted were exercisable pursuant to a three-year vesting schedule.

                    The following is a summary of all option activity:

                                                                                      Weighted-
                                                                  Number of            Average
                                                                    Shares           Exercise Price
                                                              -----------------    ------------------
                    Outstanding at November 1, 2004                      -          $            -
                    Granted                                        300,000                    1.10
                                                                   -------                 -------
                    Outstanding at October 31, 2005                300,000                    1.10
                    Granted                                      1,690,000                    0.95
                    Cancelled                                   (1,990,000)                   0.97
                                                                ----------                 -------
                    Outstanding at October 31, 2006                      -          $            -
                    Exercisable at October 31, 2006                      -          $            -

6. Stockholders'    Common Stock: During fiscal year 2006, the Class B (special
   equity           voting rights) common stock was eliminated and all remaining shares were converted to Class A shares on a one-for-one basis.

                    Preferred Stock: During fiscal year 2006, the Company sold 6,675 shares of Series A preferred stock at an average price of $20 per share for proceeds of $133,500. The preferred stock is convertible into common stock at the option of the shareholder at a conversion rate of approximately 29.851, or into approximately 199,255 common shares. The conversion rate is the quotient obtained by dividing $20 by $0.67 which is the weighted average fair market price of the common stock during the 20-day trading period prior to the preferred stock purchase closing of the preferred stock lead investor. The preferred stock has the following rights: no dividend requirements, a liquidation preference over all common shares, participating voting rights on an as-converted basis, and 199,255 common shares have been reserved for potential conversion.

                    In addition, the Company received net proceeds of $22,500 pursuant to an agreement requiring the Company to issue a new category of redeemable preferred stock. This amount is reflected as a liability as the Company does not have the authorized shares to meet this requirement as of October 31, 2006.

7. Notes Payable    During fiscal year 2006, the Company received $180,000 in
                    proceeds under notes payable with existing investors. The principal and $24,333 of interest is payable. If payment is not made three months from receipt of funds, then an additional $15,667 in interest is payable.

8. Leases           The Company leases office space in Maryland under a
                    month-to-month lease, and is moving its corporate offices to Tucson, Arizona effective February 1, 2007. Accordingly, the leased Maryland office space will no longer be needed after January 31, 2007. The Company leases office and laboratory space in Arizona. The lease expires April 30, 2009 and provides for monthly rent of approximately $3,020 with 3% annual escalations and is cancelable on 120 days notice. The lease was amended in fiscal year 2005 to provide for additional space. The amendment expires December 31, 2007, has non-cancelable lease payments into 2007, and provides for monthly rent of approximately $2,641 with 4% annual escalations. Total rent expense was $43,884 and $86,593 for the years ended October 31, 2005 and 2006, respectively.

                    The future minimum lease payments required under operating leases that have an initial non-cancelable lease term greater than one year as of October 31, 2006 are as follows:

                    Year ending October 31,                           Amount
                   -------------------------------------------------------------
                      2007                                          $ 47,577
                      2008                                             3,942
                   -------------------------------------------------------------
                      Total                                         $ 51,519
                   -------------------------------------------------------------

9.  Financial       The Company has incurred losses since its inception of
    condition       approximately $23,174,000 and has had limited product sales from its inception through fiscal year 2006. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

                    The Company's ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above. The existing cash balance will fund one month of operations if no additional cash is raised. The Company anticipates it will require approximately $2,500,000 to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our products. The Company's continued operations, as well as the implementation of our business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Company continues to seek prospective investors who may provide some of this funding. The Company also anticipates it will need to maintain the current workforce to achieve commercially viable sales levels. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue. Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company's noncurrent assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

                    During the fiscal year ended October 31, 2006, the Company received $479,000 in funding, comprised of:

                    - $133,500 for 6,675 shares of preferred stock at an average price of $20.00 per share, and $22,500 for redeemable preferred stock.

                    - $143,000 for 457,563 shares of common stock at an average price of approximately $0.31 per share.

                    -    $180,000 for notes payable.

10. Subsequent      Subsequent to October 31, 2006, the Company issued to
    events          accredited investors 2,340 shares of redeemable preferred
                    stock for $216,520 in proceeds and 2,054,251 shares of common stock for $273,500 in proceeds.

                    On January 9, 2007 the Company held a special meeting of shareholders at which time the shareholders voted to increase the authorized Class A common shares of stock from
                    50.2 million to 100 million. The additional shares of stock will facilitate future fund raising activities of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2007.

                                    CDEX INC.




                       By:   /s/ Timothy Shriver
                            ------------------------------
                             Name: Timothy Shriver
                             Title: Chief Executive
                             Officer/President

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints Timothy Shriver, as such person's true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for such person in name, place and stead, to sign in any and all amendments to this report on Form 10-KSB, in any and all capacities, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agents, and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.




NAME                                  TITLE                         DATE
----                                  -----                         ----

/s/ Timothy Shriver          CHIEF EXECUTIVE OFFICER/          February 2, 2007
------------------------     PRESIDENT (PRINCIPAL
TIMOTHY SHRIVER              FINANCIAL AND ACCOUNTING OFFICER)

/s/ Dr. BD Liaw              CHAIRMAN OF THE BOARD             February 2, 2007
------------------------     OF DIRECTORS
DR. BD LIAW

/s/ George Dials             DIRECTOR                          February 2, 2007
------------------------
GEORGE DIALS

/s/ Donald W. Strickland     DIRECTOR                          February 2, 2007
------------------------
DONALD W. STRICKLAND