Form 10QSB
period 2007-01-31
CDEX INC
filed 2007-03-26
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2007

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of March 15, 2007 was 41,676,179 shares.


Transitional Small Business Disclosure Format Yes [_] No [X]

                                    CDEX INC.
                                   FORM 10-QSB
                  For the Fiscal Quarter Ended January 31, 2007

                                      INDEX

                                                                                                                      Page
Part I            Financial Information

   Item 1.         Financial Statements

     Condensed Balance Sheet as of January 31, 2007.....................................................................3
     Condensed Statements of Operations for the Three Months ended January 31, 2007 and 2006............................4
     Condensed Statements of Cash Flow for the Three Months ended January 31, 2007 and 2006.............................5
     Notes to Condensed Financial Statements............................................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation............................9
   Item 3.  Controls and Procedures....................................................................................16

Part II           Other Information

   Item 1.  Legal Proceedings..........................................................................................18
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................................18
   Item 3.  Defaults Under Senior Securities...........................................................................18
   Item 4.  Submission of Matters to a Vote of Security Holders........................................................18
   Item 5.  Other Information..........................................................................................18
   Item 6.  Exhibits...................................................................................................18

Signatures.............................................................................................................19


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            CDEX Inc.
                               Balance Sheet as of January 31, 2007
                                           (unaudited)
   Assets
          Current assets
                 Cash and cash equivalents                                      $     81,687
                 Accounts receivable                                                  10,645
                 Finished goods inventory                                            259,691
                 Raw materials inventory                                              38,918
                                                                                ------------
          Total current assets                                                       390,942

          Property and equipment                                                     642,368
                 Less: Accumulated depreciation                                     (602,374)
                                                                                ------------
          Net property and equipment                                                  39,994

          Patents                                                                    100,000
                 Less: Accumulated amortization                                       (1,961)
                                                                                ------------
           Net patents                                                                98,039

          Other assets                                                                 2,499

                                                                                ------------
   Total Assets                                                                 $    531,474
                                                                                ============

   Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                          $  1,029,249
                 Notes payable                                                       243,800
                 Advance payments                                                     36,968
                 Deferred revenue                                                    638,000
                 Deferred rent                                                         6,362
                                                                                ------------
          Total Current Liabilties                                                 1,954,379

          Redeemable preferred stock liability                                       239,040
                                                                                ------------

          Total Liabilities                                                        2,193,419

   Commitments and Contingencies

   Stockholders' Deficit
          Preferred Stock - Undesignated - $.005 par value per share,
                 350,000 shares authorized and none outstanding                            -
          Preferred Stock - Series A - $.005 par value per share,
                 150,000 shares authorized and 6,675 outstanding                          33
          Class A common stock - $.005 par value per share, 50,200,000
                 shares authorized and 39,368,487 outstanding                        196,847
          Additional paid in capital                                              21,763,934
          Accumulated deficit                                                    (23,622,760)
                                                                                ------------
   Total Stockholders' Deficit                                                    (1,661,945)

                                                                                ------------
   Total Liabilities and Stockholders' Deficit                                  $    531,474
                                                                                ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations
                                   (unaudited)

                                                       Three Months Ended
                                                           January 31
                                                     2006              2007
                                                     ----              ----

   Revenue                                      $     90,376      $     21,635


   Cost of Revenue                                    62,442             3,345
                                                ------------      ------------

   Gross Profit                                       27,933            18,290


   Operating Expenses
        Development costs                            372,042           182,519
        General and administrative expenses          550,720           268,273
                                                ------------      ------------
   Total Operating Expenses                          922,762           450,792

   Loss From Operations                             (894,829)         (432,502)

   Other Income (Expense)
        Interest income                                5,567                 -
        Interest expense                                   -           (16,124)
                                                ------------      ------------
   Total Other (Expense) Income                        5,567           (16,124)

                                                ------------      ------------
   Net Loss                                     $   (889,262)     $   (448,627)
                                                ============      ============

   Basic and diluted net loss
        per common share:                       $      (0.02)     $      (0.01)

   Basic and diluted weighted average
        common shares oustanding                  35,865,935        37,727,461


The accompanying Notes to Financial Statements are an integral part of these financial statements.


                                         CDEX Inc.
                                 Statements of Cash Flows
                                        (unaudited)

                                                                        Three Months Ended
                                                                            January 31
                                                                       2006            2007
                                                                       ----            ----
Cash Flows from Operating Activities
     Net loss                                                     $  (889,262)     $  (448,627)
     Adjustments to reconcile net loss to cash used by
            operating activities
                  Depreciation and amortization                         4,191            9,167
                  Stock compensation                                  204,178                -
                  Noncash interest                                          -           16,124
            Changes in operating assets and liabilities
                  Inventory                                           (14,345)          (7,576)
                  Accounts receivable                                 (75,989)            (126)
                  Prepaid expenses                                    (14,240)               -
                  Current liabilities                                 (50,436)          (9,694)
                                                                  -----------      -----------
Net cash used by operating activities                                (835,902)        (440,731)

Cash Flows from Investing Activities
     Capitalized patent costs                                               -          (50,000)
                                                                  -----------      -----------
Net cash used by investing activities                                       -          (50,000)

Cash Flows from Financing Activities
     Proceeds from sale of preferred stock                                  -          216,540
     Proceeds from sale of common stock                                     -          276,000
     Proceeds from note payable                                             -           23,550
                                                                  -----------      -----------
Net cash provided by financing activities                                   -          516,090
                                                                  -----------      -----------

Net increase (decrease) in cash                                      (835,902)          25,359

Cash and cash equivalents, beginning of the period                  1,472,242           56,328

                                                                  -----------      -----------
Cash and cash equivalents, end of the period                      $   636,340      $    81,687
                                                                  ===========      ===========


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2007


1. General

The financial statements included herein have been prepared, without audit, pursuant to the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in CDEX Inc.'s Audited Financial Statements for the year ended October 31, 2006.

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2007, results of operations for the three month periods ended January 31, 2007 and 2006, and cash flows for the three month periods ended January 31, 2007 and 2006. Interim results are not necessarily indicative of results for an entire year.

2. Significant Accounting Policies

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

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company has not recognized revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $588,000 of deferred revenue at January 31, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by January 31, 2007.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $7,206 and $4,191 for the fiscal quarters ended January 31, 2007 and 2006, respectively.

Patents: The Company capitalizes the costs of obtaining patens when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $1,961 and $0 for the fiscal quarters ended January 31, 2007 and 2006, respectively.

Research and development: Total research and development costs include labor and stock compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as development costs.

Stock-Based Compensation: The Company follows SFAS No. 123, Accounting for Stock-Based Compensation. In accounting for stock options, as permitted by SFAS No. 123, the Company will account for stock-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and accordingly recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. See Note 3.

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

     o The Company has also utilized employment and consulting agreements which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle noncash compensation. For such stock awards through May 2005, the fair value of the services is determined based on the number of shares issued valued at the weighted average value of the proceeds per share received from sales of common stock to unaffiliated purchasers during the compensation period. For stock awards beginning June 2005, the fair value of the services is determined based on the number of shares issued valued at the closing price of the company's Class A common shares on the Over-The-Counter Bulletin Board ("OTCBB").

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

There were no shares granted to employees or consultants during the three months ended January 31, 2007. Total compensation expense related to stock awards for employees and consultants was $0 and $204,178 for the three months ended January 31, 2007 and 2006, respectively.

The Company granted stock options in fiscal year 2005 and the first and second quarters of fiscal year 2006. In the third quarter of 2006 the company canceled all options by contractual agreement with the option holders. Accordingly, there are no options outstanding at January 31, 2007.

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                Three Months Ended January 31,
                                                                ------------------------------
                                                                      2007           2006
                                                                      ----           ----
     Reported net loss                                           $  (448,627)     $(889,262)
     Add: Noncash stock compensation included in reported
     net loss                                                              -        204,178
     Deduct: Total noncash stock compensation expense
     determined under fair value based method for all awards               -       (221,666)
                                                                 ---------------------------
     Pro forma net loss                                          $  (448,627)     $(906,750)

     Earnings per common share:
        Basic and diluted - as reported                          $        (0.01)  $   (0.02)
        Basic and diluted - pro forma                            $        (0.01)  $   (0.03)

The effect of applying SFAS No. 123 on a pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income
(loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

5.  Stockholders' Equity

During the three months ended January 31, 2007, the Company received $516,090 in equity funding, comprised of:

     o $216,540 for preferred stock. The company is negotiating terms and conditions with the investors and has not issued the shares, therefore the funding is reflected as preferred stock liability on the January 31, 2007 balance sheet.

     o $276,000 for 2,123,078 shares of common stock at an average price of approximately $0.13 per share. The investors will receive an additional 521,538 shares if the closing price of the company's stock is below $.13 for three (3) consecutive trading days during the ninety
          (90) days following the stock purchase effective date. In addition, the investors received warrants to purchase 2,123,078 shares of common stock at $.26 per share and warrants to purchase 384,616 shares of common stock at $.39 per share. The warrants are exercisable for one
          (1) year.

6.  Notes Payable

During fiscal year 2006 and the three months ended January 31, 2007, the Company received $203,550 in proceeds under notes payable with existing investors. The principal and $40,250 of interest is payable.

7.  Subsequent Events

Subsequent to January 31, 2007, the Company received funding of $300,000 from the sale of 2,123,077 shares of common stock at an average price of $0.13 per share.

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

As part of the company's ongoing research and development efforts, CDEX continues to build its medication and drug signature library using the new proprietary cuvettes. As of January 31, 2007, a total of fifty-three (53) signatures have been added to the signature library.

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

ValiMed(TM) has transitioned from a beta-test product to a full-scale production product. Year-on-year revenues are up significantly. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a new product that has just been introduced into the market. It is more likely that revenues will be variable over the next several quarters; with an increasingly stabilized upward trend. This will continue into the foreseeable future until we have more fully developed our distribution and sales channels and are better able to predict quarterly sales more precisely.

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

Intellectual Property
---------------------
The Company relies on non-disclosure agreements, patent, trade secret and copyright laws to protect the Company's intellectual property. The Company makes a business decision regarding which inventions to patent, and in what countries. Currently, the company has 2 patents issued or allowed, and others in various stages of prosecution. In addition the Company has filed international counterparts to its US patents and applications where it deems appropriate.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Revenue: Revenue was $21,635 and $90,376 during the three months ended January 31, 2007 and January 31, 2006, respectively. The decrease of $68,741 (or 76%) was from the delivery of ValiMed(TM) units to Baxa Corporation in the first fiscal quarter of 2006 while there were no such deliveries in the first fiscal quarter of 2007. The Company has deferred revenue of $638,000 as of January 31, 2007 which it expects to recognize as revenue in 2007. The deferred revenue is for Valimed(TM) units delivered to and paid for by Baxa for which there will be additional software installations, and payment from the Missouri State Highway Patrol for the meth gun pilot test program.

Cost of revenue: Cost of revenue was $3,345 and $62,442 during the three months ended January 31, 2007 and January 31, 2006, respectively. The decrease of $59,097 (or 95%) was the result of component and manufacturing costs associated with the ValiMed(TM) units delivered to Baxa in the first fiscal quarter of 2006.

Research and development costs: Research and development costs were $182,519 during three months ended January 31, 2007, compared with $372,042 during the three months ended January 31, 2006. The decrease of $189,523 (or 51%) resulted from a decrease primarily in payroll expenditures and stock compensation and secondarily in expenditures for materials and consultants.

General and administrative expenses: General and administrative expenses were $268,273 during the three months ended January 31, 2007, compared with $550,720 during the three months ended January 31, 2006. This decrease of $282,447 (or 51%) resulted from a decrease in payroll, stock compensation and legal and professional expenditures.

Other income (expense): Other expense was $16,124 during three months ended January 31, 2007, compared with income of $5,567 during the three months ended January 31, 2006. The expense in fiscal year 2007 was interest expense on notes payable. The income in fiscal year 2006 was primarily from cash in an interest earning account.

Net loss was $448,627 during the three months ended January 31, 2007, compared with a net loss of $889,262 during the three months ended January 31, 2006, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for working capital to meet its operating objectives. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of January 31, 2007, we had negative working capital of $1,563,437, including $81,687 of cash and cash equivalents. We anticipate the need to raise approximately $750,000 over the next six months, and an additional $2,000,000 over the following twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the company is not successful in raising the working capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the company has sufficient cash to fund operations through the second quarter of fiscal 2007. The company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the three months ended January 31, 2007, the Company received $516,090 in funding, comprised of:

     o $216,540 for preferred stock. The company is negotiating terms and conditions with the investors and has not issued the shares, therefore the funding is reflected as preferred stock liability on the January 31, 2007 balance sheet.

     o $276,000 for 2,123,078 shares of common stock at an average price of approximately $0.13 per share. The investors will receive an additional 521,538 shares if the closing price of the company's stock is below $.13 for three (3) consecutive trading days during the ninety
          (90) days following the stock purchase effective date. In addition, the investors received warrants to purchase 2,123,078 shares of common stock at $.26 per share and warrants to purchase 384,616 shares of common stock at $.39 per share. The warrants are exercisable for one
          (1) year.

     o    $23,550 for a note payable.

We had a net increase in cash and cash equivalents of $25,359 during the fiscal quarter ended January 31, 2007, compared with a net decrease of $835,902 during the fiscal quarter ended January 31, 2006. We used net cash of $440,731 and $835,902 in operating activities during the fiscal quarters ended January 31, 2007 and 2006, respectively, and capitalized $50,000 and $0 in patent costs during the fiscal quarters ended January 31, 2007 and 2006, respectively. We received proceeds in the amount of $516,090 and $0 from the sale of preferred stock, common stock and notes payable to accredited investors during the fiscal quarters ended January 31, 2007 and 2006, respectively.

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

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company deferred revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $588,000 of deferred revenue at January 31, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by January 31, 2007.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $7,206 and $4,191 for the fiscal quarters ended January 31, 2007 and 2006, respectively.

PATENT: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $1,961 and $0 for the fiscal quarters ended January 31, 2007 and 2006, respectively.

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

STOCK-BASED COMPENSATION: We have provided restricted stock grants to employees and consultants as part of their compensation. We determine compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

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

As of the fiscal quarter ended January 31, 2007, an evaluation was carried out under the supervision of Timothy Shriver, our President, Chief Executive Officer and Principal Accounting and Financial Officer, and with the participation of our management at that time, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company concluded that, as of January 31, 2007, these disclosure controls and procedures were ineffective.

Changes in Internal Controls Over Financial Reporting

The Company implemented the remediation plan discussed below in the fiscal quarter ended January 31, 2007, in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In fiscal 2006, the Company sold and delivered Valimed(TM) units to Baxa which requested the units to be held at the Company's facility in Arizona, pending shipping instructions from Baxa's end-user customer. The Valimed(TM) units were paid for and revenue was reported in the company's second and third quarter 2006 10QSB filings. Upon further review, and in consultation with its independent auditor and the SEC, the Company concluded on January 29, 2007 to revise its accounting procedure for such transactions and recognize revenue only at such time as the Company receives a fixed schedule for delivery from its customer and there are no significant future performance obligations, among other factors (see Revenue Recognition in this report). As a result of the material weakness discussed above, the Company filed amended 10QSB reports for the fiscal quarters ended April 30 and July 31, 2006, which reflect restated quarterly revenue and cost of revenue balances.

Remediation Plan

In addition to controls and procedures consistent with prior practices, we developed and implemented a remediation plan. In order to remediate the aforementioned material weakness in fiscal 2006, we expanded our accounting policy for revenue recognition of bill and hold transactions (see Revenue Recognition in Management's Discussion and Analysis of Financial Condition or Plan of Operation in this report).

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2007, the Company received $492,540 in equity funding, comprised of:

          o $216,540 for preferred stock. The company is negotiating terms and conditions with the investors and has not issued the shares, therefore the funding is reflected as preferred stock liability on the January 31, 2007 balance sheet.

          o $276,000 for 2,123,078 shares of common stock at an average price of approximately $0.13 per share. The investors will receive an additional 521,538 shares if the closing price of the company's stock is below $.13 for three (3) consecutive trading days during the ninety (90) days following the stock purchase effective date. In addition, the investors received warrants to purchase 2,123,078 shares of common stock at $.26 per share and warrants to purchase 384,616 shares of common stock at $.39 per share. The warrants are exercisable for one (1) year.

The proceeds are for working capital and general corporate purposes.

All such securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder to accredited investors only and not in connection with any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on January 9, 2007 to vote on an amendment to our Certificate of Incorporation to increase the number of shares of Class A common stock that we are authorized to issue from 50,200,000 shares to 100,000,000 shares. The amendment was approved and the results of the vote are as follows:

            For             Against         Abstain
         ------------------------------------------
         29,515,047        2,017,896        99,212


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31. Rule 13a-14(a) Certification of Timothy Shriver.
32. Section 1350 Certification of Timothy Shriver.

On December 1, 2006, the Company filed a report on Form 8-K to provide a transcript of the preliminary proxy filing investor call held on November 22, 2006.

On December 27, 2006, the Company filed a report on Form 8-K to disclose the resignation of Mr. James Griffin as the company's Chief Executive Officer and President, effective December 28, 2006, and the appointment of Mr. Timothy Shriver as the company's interim President and Chief Executive Officer until such time as a permanent President and CEO is recruited.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2007.


                                    CDEX INC.


By:       /s/ Timothy Shriver
          -------------------
Name:     Timothy Shriver
Title:    President, Chief Executive
          Officer, and Chief Accounting and
          Financial Officer