Form 10QSB
period 2007-04-30
CDEX INC
filed 2007-06-19
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2007

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

                      4555 South Palo Verde Road, Suite 123
                             Tucson, Arizona, 85714
                                  520-745 5172
     (Address of principal executive offices and registrant's phone number)


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

The number of shares outstanding of the issuer's common stock as of June 14, 2007 was 50,406,740 shares.


Transitional Small Business Disclosure Format Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended April 30 2007

                                      INDEX

                                                                                                               Page
Part I Financial Information

   Item 1.         Financial Statements

      Condensed Balance Sheet as of April 30, 2007...............................................................3
      Condensed Statements of Operations for the Three and Six Months ended April 30, 2006 and 2007..............4
      Condensed Statements of Cash Flow for the Three and Six Months ended April 30, 2006 and 2007...............5
      Notes to Condensed Financial Statements....................................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation.....................8
   Item 3.  Controls and Procedures.............................................................................18

Part II           Other Information

   Item 1.  Legal Proceedings...................................................................................19
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........................................19
   Item 3.  Defaults Under Senior Securities....................................................................19
   Item 4.  Submission of Matters to a Vote of Security Holders.................................................19
   Item 5.  Other Information...................................................................................19
   Item 6.  Exhibits............................................................................................20

Signatures......................................................................................................21


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                    CDEX Inc.
                       Balance Sheet as of April 30, 2007
                                   (unaudited)

Assets
          Current assets
                 Cash and cash equivalents                                                   $    129,950
                 Accounts receivable                                                               12,354
                 Finished goods inventory                                                         256,345
                 Raw materials inventory                                                           27,364
                                                                                             ------------
          Total current assets                                                                    426,014

          Property and equipment                                                                  642,368
                 Less: Accumulated depreciation                                                  (609,580)
                                                                                             ------------
          Net property and equipment                                                               32,788

          Patents                                                                                 100,000
                 Less: Accumulated amortization                                                    (2,451)
                                                                                             ------------
          Net patents                                                                              97,549

          Other assets                                                                              2,499
                                                                                             ------------
Total Assets                                                                                 $    558,850
                                                                                             ============

Liabilities and Stockholders' Equity

          Current Liabilities
                 Accounts payable and accrued expenses                                       $    955,724
                 Notes payable                                                                     24,336
                 Advance payments                                                                  33,102
                 Deferred revenue                                                                 638,000
                 Deferred rent                                                                      6,362
                                                                                             ------------
          Total Current Liabilties                                                              1,657,523

          Total Liabilities                                                                     1,657,523

Commitments and Contingencies

Stockholders' Deficit
          Preferred Stock - Undesignated - $.005 par value per share,
                 350,000 shares authorized and none outstanding                                         -
          Preferred Stock - Series A - $.005 par value per share,
                 150,000 shares authorized and 6,675 outstanding                                       33
          Class A common stock - $.005 par value per share, 50,200,000
                 shares authorized and 48,440,072 outstanding                                     242,205
          Additional paid in capital                                                           22,676,367
          Accumulated deficit                                                                 (24,017,278)
                                                                                             ------------
Total Stockholders' Deficit                                                                    (1,098,673)
                                                                                             ------------
Total Liabilities and Stockholders' Deficit                                                  $    558,850
                                                                                             ============


 The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations
                                   (unaudited)

                                                     Three Months Ended                      Six Months Ended
                                                         April 30                               April 30
                                                   2006              2007                 2006                2007
                                                   ----              ----                 ----                ----
Revenue                                         $     99,038      $     26,985        $    189,413        $     48,620

Cost of Revenue                                       62,154             3,346             124,596               6,691
                                                ------------      ------------        ------------        ------------

Gross Profit                                          36,884            23,639              64,817              41,929
                                                       37.2%             87.6%               34.2%                86.2%
Operating Expenses
       Development costs                             358,229           116,767             730,271             299,286
       General and administrative expenses           592,562           300,756           1,143,282             569,029
                                                ------------      ------------        ------------        ------------
Total Operating Expenses                             950,791           417,523           1,873,553             868,315

Loss From Operations                                (913,908)         (393,884)         (1,808,737)           (826,386)

Other Income (Expense)
       Interest income                                 1,634                 -               7,201                   -
       Interest expense                                    -              (635)                  -             (16,759)
                                                ------------      ------------        ------------        ------------
Total Other (Expense) Income                           1,634              (635)              7,201             (16,759)

                                                ------------      ------------        ------------        ------------
Net Loss                                        $   (912,273)     $   (394,518)       $ (1,801,536)       $   (843,145)
                                                ============      ============        ============        ============

Basic and diluted net loss
       per common share:                        $      (0.02)     $      (0.01)       $      (0.05)       $      (0.02)

Basic and diluted weighted average
       common shares oustanding                   36,522,957        44,285,290          36,194,446          41,006,375


 The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                Six Months Ended
                                                                                   April 30
                                                                            2006                 2007
                                                                            ----                 ----
Cash Flows from Operating Activities
        Net loss                                                       $(1,801,535)        $  (843,145)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation and amortization                          9,382              16,863
                      Stock compensation                                   248,732              28,750
                      Noncash interest                                           -              16,660
               Changes in operating assets and liabilities
                      Inventory                                            (25,614)              7,324
                      Accounts receivable                                 (328,982)             (1,835)
                      Prepaid expenses                                     (19,819)                  -
                      Current liabilities                                  568,453             (87,085)
                                                                       -----------         -----------
Net cash used by operating activities                                   (1,349,382)           (862,468)

Cash Flows from Investing Activities
        Capitalized patent costs                                                 -             (50,000)
        Purchase of property and equipment                                 (36,162)                  -
                                                                       -----------         -----------
Net cash used by investing activities                                      (36,162)            (50,000)

Cash Flows from Financing Activities
        Proceeds from sale of preferred stock                                    -             216,540
        Proceeds from sale of common stock                                       -           1,205,040
        Proceeds from note payable                                               -              23,550
        Repayment of preferred stock proceeds                                    -            (239,040)
        Repayment of notes payable                                               -            (220,000)
                                                                       -----------         -----------
Net cash provided by financing activities                                        -             986,090
                                                                       -----------         -----------

Net increase (decrease) in cash                                         (1,385,544)             73,622

Cash and cash equivalents, beginning of the period                       1,472,242              56,328
                                                                       -----------         -----------
Cash and cash equivalents, end of the period                           $    86,698         $   129,950
                                                                       ===========         ===========


Supplemental Cash Flow Information
        Conversion of notes payable to common stock                    $       -           $   220,000
        Conversion of preferred stock to common stock                  $       -           $   239,040
        Common stock issued in non-cash transactions                   $       -           $    28,750

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 April 30, 2007


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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2007, results of operations for the three and six month periods ended April 30, 2007 and 2006, and cash flows for the three and six month periods ended April 30, 2007 and 2006. Interim results are not necessarily indicative of results for an entire year.

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

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company has not recognized revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the Company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $588,000 of deferred revenue at April 30, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond April 30, 2007.

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

Inventory: Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing.

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $14,412 and $9,382 for the six months and $7,206 and $5,191 for the three months ended April 30, 2007 and 2006, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $2,451 and $0 for the six months and $490 and $0 for the three months ended April 30, 2007 and 2006, respectively.

Research and development: Total research and development costs include labor and stock compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as development costs.

Stock-Based Compensation: The Company follows SFAS No. 123(Revised) Accounting for Stock-Based Compensation. In accounting for stock options, as permitted by SFAS No. 123, the Company will account for stock-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and accordingly recognize compensation expense for fixed stock option grants only when the exercise price is less than the fair value of the shares on the date of the grant. See Note 3.

Net Loss Per Common Share: Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each year. The effect of common stock equivalents is not considered as it would be anti-dilutive.

3. Stock Based Compensation

All stock based compensation is recorded at fair value. The Company has provided restricted stock grants to employees and consultants as a significant element of their compensation. The Company stopped providing restricted stock grants as compensation to employees during the 2006 fiscal year. The Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determinable.

During the quarter ended January 31, 2007, the Company entered into three consulting agreements, each for a one year term. The compensation consists of cash payments during the quarter ended April 30, 2007, the issuance at value fair of 150,000 unrestricted shares issued during the second quarter of 2007, the issuance of 263,000 restricted shares vesting in approximately twelve months from the effective dates of the agreements and payments to be made during the first six months of the agreements in the amount of $146,000, payable at the Company's sole discretion in either cash or restricted stock at a price per share equal to twenty five (25%) below the average closing price of the stock on the ten (10) business days proceeding the six month anniversary of the agreements.

There were no shares granted to employees for compensation during the three and six month periods ended April 30, 2007. Total compensation expense related to stock awards for employees and consultants was $28,750 and $44,554 for the three months ended April 30, 2007 and 2006, respectively, and $28,750 and $248,732 for the six months ended April 30, 2007 and 2006, respectively.

4. Stock Options

The Company granted stock options in fiscal year 2005 and the first and second quarters of fiscal year 2006. In the third quarter of 2006 the company canceled all options by voluntary contractual agreement with the option holders. Accordingly, there were no options outstanding at January 31, 2007. There have been no stock options issued to employees during the first six months of fiscal year 2007. Therefore, there are no stock options outstanding at April 30, 2007.

5.  Stockholders' Equity

During the three months ended April 30, 2007, the Company sold 8,921,585 shares of common stock for $929,040. In addition, the company issued 150,000 shares of common shares with a fair value of $28,750 as compensation to two consultants.

During the three months ended January 31, 2007, the Company sold 2,123,078 shares of common stock for $276,000. No common shares were issued as compensation to employees.

6.  Notes Payable

During the three months ended April 30, 2007, the Company issued 2,000,000 shares to repay $220,000 of notes payable and accrued interest. During the three months ended January 31, 2007, the Company received $23,550 in proceeds under a note payable with an existing investor.

7.  Subsequent Events

Subsequent to April 30, 2007, the Company received funding of $236,000 from the sale of 1,966,668 shares of common stock at an average price of $0.12 per share.

During the third quarter of 2007, the Company has issued 1,785,000 options to employees and consultants, in significant part, to replace the options that were cancelled during the third quarter of 2006 by voluntary contractual agreement with the option holders.

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


2. Security and Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs, chemical/biological weapons, and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and


3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (e.g., inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

ValiMed(TM) Product Line
------------------------

ValiMed is the medical product line of CDEX. The current ValiMed product line uses Enhanced Photoemission Spectroscopy to validate, in virtually real time, high-risk medication admixtures, as well as returned narcotics to provide an increased level of patient safety. Products in the ValiMed(TM) line compare a the spectroscopic signature of a tested medication to the correct signature in the CDEX Medication Signature Library and return an easy to understand "validated" or "not validated" result, requiring no user interpretation.

In 2006, CDEX management and staff successfully completed second stage implementation of the production plan for the ValiMed(TM) Medication Validation System, and began shipment of production units to end user clients and to our exclusive U.S. and Canadian ValiMed distributor. In the first half of FY 2007, CDEX began the expansion of the ValiMed Product Line and its corresponding Medication Signature Library. This expansion was announced and associated sales launched in the 3rd fiscal quarter of 2007. During the first half of FY 2007, CDEX also contacted all of its existing ValiMed clients to allow them to convert to the expanded ValiMed Units and Signature Library. A backlog of clients has grown awaiting the completion of this expansion effort. CDEX is continuing to add signatures to its Medication Signature Library and expects that there will be over 150 by the end of CY 2007.

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

In the first quarter of FY 2007, CDEX continued discussions with companies outside the USA who have shown an interest in representing CDEX as a ValiMed(TM) distributor. CDEX expects to enter into its first agreement for distribution outside the USA in CY 2007. While these companies may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will be able to close a distribution agreement with any of the companies in these markets, nor that if an agreement is closed it will result in substantial revenue for CDEX.

ValiMed(TM) has transitioned from a beta-test product to a production product. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a relatively new product. It is more likely that revenues will be variable over the next year; with an increasingly stabilized upward trend. This will continue into the foreseeable future until we are better able to predict the product's traction in the marketplace and project more precisely quarterly sales.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. CDEX is continuing to seek such funding.

Illicit Drug Detector
---------------------

On August 29, 2006, CDEX entered into a contract with Missouri State Highway Patrol (MSHP) for beta testing and possible volume sales of a new Methamphetamine Detection Device. This Device is hand held, battery operated and detects trace quantities of Methamphetamine in virtually real time. In the first half of FY 2007, CDEX also began beta testing of the Device with two other law enforcement organizations. The results of the first round of beta testing was completed in the second fiscal quarter of 2007 and design changes made based on beta test partner comments. The second generation Device will be ready for a second round of beta testing with our test partners in the third quarter of FY 2007. CDEX has entered this "beta test" process to refine the Methamphetamine Detection Device for eventual planned introduction into the marketplace in CY 2007.

R&D
---

In the first half of FY 2007, CDEX continued R&D efforts with several other potential products for the medical and security markets. In addition, in the 2nd fiscal quarter of 2007, CDEX teamed with a major distributor of security products in a combined application for a federal grant in the law enforcement market.

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

RESULTS OF OPERATIONS

Three Months Ended April 31, 2007 Compared to Three Months Ended April 30, 2006

Revenue: Revenue was $26,985 and $99,038 during the three months ended April 30, 2007 and April 30, 2006, respectively. In the second fiscal quarter of 2007, as the Company was expanding its ValiMed Product Line and Medication Signature Library, there were no deliveries of ValiMed units resulting in a revenue decrease of $72,053 (or 73%) from the second fiscal quarter of 2006 when there were deliveries of ValiMed(TM) units to Baxa Corporation. The Company has deferred revenue of $638,000 as of April 30, 2007 which it expects to recognize as revenue in 2007. The deferred revenue is for Valimed(TM) units delivered to and paid for by Baxa and payment from the Missouri State Highway Patrol for the beta testing of the Methamphetamine Detection Device.

Cost of revenue: Cost of revenue was $3,346 and $62,154 during the three months ended April 30, 2007 and April 30, 2006, respectively, a decrease of $58,808 (or 95%). In the second quarter of fiscal quarter 2007, the cost of revenue does not include any cost associated with the $638,000 deferred revenue. In the second fiscal quarter of 2006, the cost of revenue included the component and manufacturing costs associated with the ValiMed(TM) units delivered to Baxa.

Research and development costs: Research and development costs were $116,767 during three months ended April 30, 2007, compared with $358,229 during the three months ended April 30, 2006. The decrease of $241,462 (or 67%) resulted from a decrease primarily in payroll expenditures and secondarily in expenditures for consultants and materials as the Company focused its efforts on developing a more robust and sensitive medication signature software and expanding its Medication Signature Library.

General and administrative expenses: General and administrative expenses were $300,756 during the three months ended April 30, 2007, compared with $592,562 during the three months ended April 30, 2006. This decrease of $291,807 (or 49%) resulted from a decrease in payroll resulting from the consolidation of the Company's operations, lower legal expenses resulting in part from the settlement of a patent infringement lawsuit, and the implementation of additional expense controls.

Other income (expense): During three months ended April 30, 2007, other expense was $635 of interest expense on the notes payable. During the three months ended April 30, 2006, other income was interest income of $1,634 from cash held in an interest earning account

Net loss was $394,518 during the three months ended April 30, 2007, compared with a net loss of $912,273 during the three months ended 30, 2006, due to the foregoing factors.

Six Months Ended April 31, 2007 Compared to Six Months Ended April 30, 2006

Revenue: Revenue was $48,620 and $189,413 during the six months ended April 30, 2007 and April 30, 2006, respectively. During the first six months of 2007, as the Company was expanding its ValiMed Product Line and Medication Signature Library, there were no deliveries of ValiMed units resulting in a revenue decrease of $140,793 (or 74%) from the first six months of 2006 when there were deliveries of ValiMed(TM) units to Baxa Corporation. A backlog of clients has grown awaiting the completion of this expansion effort. The Company has deferred revenue of $638,000 as of April 30, 2007 which it expects to recognize as revenue in 2007. The deferred revenue is for Valimed(TM) units delivered to and paid for by Baxa and payment from the Missouri State Highway Patrol for the beta testing of the Methamphetamine Detection Device.

Cost of revenue: Cost of revenue was $6,691and $124,596 during the six months ended April 30, 2007 and April 30, 2006, respectively, a decrease of $117,905 (or 95%). In the second quarter of fiscal quarter 2007, the cost of revenue does not include any cost associated with the $638,000 deferred revenue. In the first six months of 2006, the cost of revenue included the component and manufacturing costs associated with the ValiMed(TM) units delivered to Baxa. .

Research and development costs: Research and development costs were $299,286 during six months ended April 30, 2007, compared with $730,271 during the six months ended April 30, 2006. The decrease of $430,985 (or 59%) resulted from a decrease primarily in payroll expenditures and secondarily stock compensation and expenditures for materials and consultants.

General and administrative expenses: General and administrative expenses were $569,029 during the six months ended April 30, 2007, compared with $1,143,282 during the six months ended April 30, 2006. This decrease of $574,253 (or 50%) resulted from a decrease in payroll and stock compensation expense, lower legal expenditures resulting in part from the settlement of a patent infringement lawsuit, and the implementation of additional expense controls.

Other income (expense): Other expense was $16,759 during six months ended April 30, 2007, compared with income of $7,201 during the six months ended April 30, 2006. The expense in fiscal year 2007 was interest expense on notes payable. The income in fiscal year 2006 was primarily from cash in an interest earning account.

Net loss was $843,145 during the six months ended April 30, 2007, compared with a net loss of $1,801,536 during the six months ended April 30, 2006, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses and will require financing for working capital and to finance its operations. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of April 30, 2007, we had negative working capital of $1,231,509, including $129,950 of cash and cash equivalents. We anticipate the need to raise approximately $500,000 over the next six months, and an additional $2,000,000 over the following six months. Our continued operations, will depend upon our ability to implement our business plan and to raise additional funds through bank borrowings, equity or debt financing. Currently, the Company has sufficient cash to fund operations through the third quarter of fiscal 2007. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the six months ended April 30, 2007, the Company received $1,445,130 in funding, comprised of:

     o $216,540 for preferred stock. These preferred shares were never issued and were converted into 2,346,212 shares of common stock during the second quarter of 2007.

     o $1,205,040 for 11,044,663 shares of common stock at an average price of approximately $0.14 per share. The investors received warrants to purchase up to 14,435,945 shares at exercise prices ranging from $.15 per share to $.39 per share from time periods ranging from one year to
          2.5 years from the effective dates of the share purchases.

     o    $23,550 for a note payable.

     o    Repayment of a note payable in the amount of $220,000.

     o Repayment of redeemable preferred stock liabilities of $239,040 which were recorded during 2006 and the quarter ended January 31, 2007 to reflect the liability incurred by the Company prior to issuance of the preferred shares pending the finalization of the negotiation of terms and conditions.

We had a net increase in cash and cash equivalents of $73,622 during the six months ended April 30, 2007, compared with a net decrease of $1,385,544 during the six months ended April 30, 2006. We used net cash of $862,468 and $1,349,382 in operating activities during the six months ended April 30, 2007 and 2006, respectively, and capitalized $50,000 and $0 in patent costs during the six months ended April 30, 2007 and 2006, respectively. We received net cash provided by financing activities in the amount of $986,090 and $0 from the sale of preferred stock, common stock and notes payable to accredited investors during the six months ended April 30, 2007 and 2006, respectively.


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

DEFERRED REVENUE: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company deferred revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $588,000 of deferred revenue at April 30, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by April, 30, 2007.

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

INVENTORY: Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing.

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $14,412 and $9,382 for the six months and $7,206 and $5,191 for the three months ended April 30, 2007 and 2006, respectively.

PATENT: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $2,451 and $0 for the six months and $490 and $0 for the three months ended April 30, 2007 and 2006, respectively.

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

STOCK-BASED COMPENSATION: Prior to the first quarter of 2007, we provided restricted stock grants to employees and consultants as part of their compensation. Since the first quarter of 2007, we no longer provide restricted stock grants to employees as part of their compensation. We determine compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

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

o increased costs and expenses, whether related to sales and marketing, manufacturing, product development or administration;

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

We have not retained a permanent, full-time chief financial officer. The responsibilities of the principal accounting and financial officer are currently being handled by our CEO. As a result of the Company consolidating its operations in Tucson, the responsibilities of the principal accounting and financial officer are being transferred to a local qualified part-time chief financial officer on a consultancy basis.

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

Our success and ability to compete will depend in part on the protection of our potential patents and other proprietary information. We currently have two patent and three patent applications pending for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

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

SUBSTANTIAL COMPETITION MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND THEREBY OUR CHANCES OF BECOMING PROFITABLE.

We may experience substantial competition in our efforts to locate and attract customers for our products. We are aware of at least two competitors in the explosive detection industry which we believe have greater experience, resources and managerial capabilities and may be in a better position than we are to obtain access to and attract customers. A number of larger companies similarly may enter some or all of our target markets and directly compete with us. In the counter-terrorism arena, it is difficult to assess our competition due to the high level of secrecy and lack of available information with respect to defense and homeland security contracts and contractors. We must assume that the demand for the technology in this area has given rise to a corresponding supply of scientists and others who are developing technology similar to, or otherwise competitive with ours. In the area of brand protection, many companies may seek to develop technology in-house to protect their own brands rather than contract with us for our technology. In the areas of medical and pharmaceutical validation and brand protection, various existing technologies compete with ours and already are in use in the marketplace. These include radio frequency identification tags, taggant agents (chemical agents added to the target substance to serve solely as identifying tags) and bar coding. If our competitors are more successful in marketing their products, we may be unable to achieve or maintain profitability.

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

As of the fiscal quarter ended April 30, 2007, an evaluation was carried out under the supervision of Malcolm H. Philips, Jr., our President and Chief Executive Officer, and with the participation of our management at that time, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company concluded that, as of April 30, 2007, these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting of the Company which would have a material effect thereon since its last report filed on Form 10QSB, dated January 31, 2007.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2007, the Company received $929,040 in equity funding from the sale of 8,921,585 shares of common stock. In addition, the company issued 150,000 shares of common shares with a fair value of $28,750 as compensation to two consultants.

During the three months ended January 31, 2007, the Company received $276,000 from the sale of 2,123,078 shares of common stock at an average price of approximately $0.13 per share. The investors would have received an additional 521,538 shares if the closing price of the company's stock was below $.13 for three (3) consecutive trading days during the ninety (90) days following the stock purchase effective date. In addition, the investors received warrants to purchase 2,123,078 shares of common stock at $.26 per share and warrants to purchase 384,616 shares of common stock at $.39 per share. The warrants are exercisable for one (1) year. In addition, the Company received $216,540 from the sale of preferred stock during this three month period.

The proceeds are to fund operations, for working capital and general corporate purposes.

All such securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D there under to accredited investors only and not in connection with any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31. Rule 13a-14(a) Certification of Malcolm H. Philips, Jr., President and Chef Executive Officer. 32. Section 1350 Certification of Malcolm H. Philips, Jr., President and Chef Executive Officer.

On February 2, 2007, the Company filed a report on Form 8-K to disclose an amendment to a material distribution agreement with BAXA Corporation, entered into on November 7, 2005 and to disclose that the Company expects to file amended Forms 10QSB for the second and third quarters of 2006 and Form 10-KSB for the fiscal year 2006 by February 13, 2007.

On March 15, 2007, the Company filed a report on Form 8-K to disclose a change in the Company's certifying accountant, effective March 12, 2007.

On June 15, 2007, the Company filed a report on Form 8-K to announce that it has entered into an employment agreement, which is attached to the Form 8-K, with Mr. Malcolm H. Philips, Jr., whereby Mr. Philips became President and Chief Executive Officer and a member of the Board of Directors, effective June 11, 2007.

10.1 Consulting Agreement with William J. Blair, dated as of January 20, 2007.

10.2 Consulting Agreement with James O. Griffin, dated as of January 9, 2007.

10.3 Consulting Agreement with August F. DeLuca,  dated as of April 16, 2007.

10.4 Repayment of Debt and Resolution of all Outstanding Liabilities with Jeffrey Brumfield, dated as of April 30, 2007.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2007.


                                    CDEX INC.


By:     /s/  Malcolm H. Philips, Jr.
        --------------------------------
Name:   Malcolm H. Philips, Jr.
Title:  President and Chief Executive
        Officer