Form 10QSB
period 2007-07-31
CDEX INC
filed 2007-09-14
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended July 31, 2007

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

The number of shares outstanding of the issuer's common stock as of September 11, 2007 was 51,429,407 shares.


Transitional Small Business Disclosure Format Yes |_| No |X|


                                                         CDEX INC.
                                                        FORM 10-QSB
                                         For the Fiscal Quarter Ended July 31 2007

                                                           INDEX
                                                                                                                      Page
Part I          Financial Information

   Item 1.      Financial Statements

     Condensed Balance Sheet as of July 31, 2007.....................................................................   3
     Condensed Statements of Operations for the Three and Nine Months ended July 31, 2006 and 2007...................   4
     Condensed Statements of Cash Flow for the Nine Months ended July 31, 2006 and 2007..............................   5
     Notes to Condensed Financial Statements.........................................................................   6
   Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation..........................   9
   Item 3. Controls and Procedures...................................................................................  18

Part II          Other Information

   Item 1. Legal Proceedings.........................................................................................  18
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...............................................  18
   Item 3. Defaults Under Senior Securities..........................................................................  18
   Item 4. Submission of Matters to a Vote of Security Holders.......................................................  18
   Item 5. Other Information.........................................................................................  18
   Item 6. Exhibits..................................................................................................  18


Signatures...........................................................................................................  20


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

                                          CDEX Inc.
                              Balance Sheet as of July 31, 2007
                                         (unaudited)

Assets
        Current assets
               Cash and cash equivalents                                              28,716
               Accounts receivable                                                    13,093
               Finished goods inventory                                              154,305
               Raw materials inventory                                                27,364
               Prepaid expenses                                                       94,520
                                                                                ------------
        Total current assets                                                         317,998

        Property and equipment                                                       642,368
               Less: Accumulated depreciation                                       (616,786)
                                                                                ------------
        Net property and equipment                                                    25,582

        Patents                                                                      100,000
               Less: Accumulated amortization                                         (3,922)
                                                                                ------------
        Net patents                                                                   96,078

        Other assets                                                                   6,478

                                                                                ------------
Total Assets                                                                    $    446,137
                                                                                ============

Liabilities and Stockholders' Equity

        Current Liabilities
               Accounts payable and accrued expenses                            $  1,110,853
               Notes payable                                                          64,286
               Advance payments                                                       27,303
               Deferred revenue                                                      358,000
               Deferred rent                                                           6,362
                                                                                ------------
        Total Current Liabilties                                                $  1,566,803

        Total Liabilities                                                       $  1,566,803

Commitments and Contingencies

Stockholders' Deficit
        Preferred Stock - Undesignated - $.005 par value per share,
               350,000 shares authorized and none outstanding
        Preferred Stock - Series A - $.005 par value per share,
               150,000 shares authorized and 6,675 outstanding                            33
        Class A common stock - $.005 par value per share, 100,000,000
               shares authorized and 51,229,407 outstanding                          256,151
        Additional paid in capital                                                23,024,940
        Accumulated deficit                                                      (24,401,791)
                                                                                ------------
Total Stockholders' Deficit                                                       (1,120,666)

                                                                                ------------
Total Liabilities and Stockholders' Deficit                                     $    446,137
                                                                                ============

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                                                            CDEX Inc.
                                                                     Statements of Operations
                                                                            (unaudited)

                                                       Three Months Ended                      Nine Months Ended
                                                             July 31                                 July 31
                                                     2006                2007                2006                2007
                                                     ----                ----                ----                ----
Revenue                                         $     69,316        $    303,976        $    258,730        $    352,596


Cost of Revenue                                 $     13,138        $    103,015        $    137,734        $    109,706
                                                ------------        ------------        ------------        ------------

Gross Profit                                    $     56,178             200,961        $    120,996        $    242,890


Operating Expenses
      Development costs                         $    280,518             214,829        $  1,010,788        $    514,115
      General and administrative expenses       $    560,577             369,993        $  1,703,856        $    939,022
                                                ------------        ------------        ------------        ------------
Total Operating Expenses                        $    841,095        $    584,822        $  2,714,644        $  1,453,137

Loss From Operations                                (784,917)           (383,861)       $ (2,593,648)         (1,210,247)

Other Income (Expense)
      Interest income                           $          -                            $      7,201
      Interest expense                          $     (3,107)       $       (651)       $     (3,107)       $    (17,410)
                                                ------------        ------------        ------------        ------------
Total Other (Expense) Income                    $     (3,107)       $       (651)       $      4,094        $    (17,410)

                                                ------------------------------------------------------------------------
Net Loss                                        $   (788,024)       $   (384,512)       $ (2,589,554)       $ (1,227,657)
                                                ========================================================================

Basic and diluted net loss
      per common share:                         $      (0.02)       $      (0.01)       $      (0.07)       $      (0.03)

Basic and diluted weighted average
      common shares oustanding                    36,810,353          49,893,851          36,399,748          43,968,867


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                           Nine Months Ended
                                                                                July 31
                                                                       2006                 2007
Cash Flows from Operating Activities
      Net loss                                                     $(2,589,554)         $(1,227,657)
      Adjustments to reconcile net loss to cash used by
             operating activities
                    Depreciation and amortization                       16,588               25,540
                    Stock compensation                                 286,767              115,022
                    Noncash interest                                     3,107               17,410
             Changes in operating assets and liabilities
                    Inventory                                          (39,374)             109,364
                    Accounts receivable                                  3,109               (2,574)
                    Prepaid expenses                                        78              (94,520)
                    Current liabilities                                580,728             (213,587)
                                                                   -----------          -----------
Net cash used by operating activities                               (1,738,551)          (1,271,003)

Cash Flows from Investing Activities
      Capitalized patent costs                                               -              (50,000)
      Purchase of property and equipment                               (36,162)                   -
                                                                   -----------          -----------
Net cash used by investing activities                                  (36,162)             (50,000)

Cash Flows from Financing Activities
      Proceeds from sale of preferred stock                            133,500              216,540
      Proceeds from sale of common stock                                89,000            1,473,040
      Proceeds from note payable                                        90,000               62,850
      Repayment of preferred stock proceeds                                  -             (239,040)
      Repayment of notes payable                                             -             (220,000)
                                                                   -----------          -----------
Net cash provided by financing activities                              312,500            1,293,390

Net increase (decrease) in cash                                     (1,462,212)             (27,613)

Cash and cash equivalents, beginning of the period                   1,472,242               56,329

                                                                   -----------          -----------
Cash and cash equivalents, end of the period                       $    10,029          $    28,716
                                                                   ===========          ===========

Supplemental Cash Flow Information
      Common stock issued in non-cash transaction                                       $    94,520

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                  July 31, 2007


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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2007, results of operations for the three and nine month periods ended July 31, 2007 and 2006, and cash flows for the nine month period ended July 31, 2007 and 2006. Interim results are not necessarily indicative of results for an entire year.

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

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended July 31, 2007 the Company recognized previously deferred revenue in the amount of $280,000 for ValiMed(TM) units shipped to BAXA Corporation. At July 31, 2007 the Company has deferred revenue in the amount of $308,000 for ValiMed(TM) units purchased by BAXA Corporation that are warehoused at the Company's Tucson facility per BAXA's request (commonly referred to as bill and hold transactions). Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond July 31, 2007.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expenses were $21,618 and $16,588 for the nine months and $7,206 and $7,206 for the three months ended July 31, 2007 and 2006, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expenses were $3,922 and $0 for the nine months and $1,471 and $0 for the three months ended July 31, 2007 and 2006, respectively.

Research and development: Total research and development costs include labor and stock compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as development costs.

Stock-Based Compensation: The Company follows SFAS no. 123(Revised) Accounting for Stock Based Compensation and applies SFAS No. 123 (Revised) to equity based compensation paid to employees, Directors and consultants. The Statement requires a public entity to measure the cost of services received for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which services are provided. The fair value of stock options is estimated using the Black-Scholes option pricing model. Expected volatilities of 75% are based on the historical performance of our stock. The risk free interest rate of 4.9% is based upon the U.S. Treasury bond rate in effect at the time of the grant with maturities similar to the life of the options. The expected term of the options of 3 to 5 years represents the period of time that options are expected to remain unexercised.

Prior to fiscal year 2006, the Company provided restricted stock grants to employees and consultants as a principal element of their compensation. The Company determines compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted

Net Loss Per Common Share: Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each year. The effect of common stock equivalents is not considered as it would be anti-dilutive.

3. Stock Based Compensation

All stock based compensation is recorded at fair value. The Company has provided restricted stock grants to employees and consultants as a significant element of their compensation. The Company stopped providing restricted stock grants as compensation to employees during the 2006 fiscal year.

There were no shares granted to employees for compensation during the three and nine month periods ended July 31, 2007. Total compensation expense related to stock based compensation for consultants was zero and $38,035 for the three months ended July 31, 2007 and 2006, respectively, and $286,767 and $115,022 for the nine months ended July 31, 2007 and 2006, respectively.

4. Stock Options

The Company granted stock options in fiscal year 2005 and the first and second quarters of fiscal year 2006. In the third quarter of 2006 the company canceled all options by voluntary contractual agreement with the option holders. Accordingly, there were no options outstanding at January 31, 2007. There were three option grants to consultants near the end of the second quarter of 2007 which have been recorded as if they were granted on May 1, 2007. There have been no other stock options granted during the first six months of fiscal year 2007.

During the three month period ended July 31, 2007, stock options were granted with an exercise price equal to the market price at the date of grant. The options granted are exercisable pursuant to a three year, four year and five year vesting schedules. The fair value of these options is estimated using the Black-Scholes option pricing model. The cost of these options will be recognized over the period during which services are provided. Expected volatilities of 75% are based on the historical performance of our stock. The risk free interest rate of 4.9% is based upon the U.S. Treasury bond rate in effect at the time of the grant with maturities similar to the life of the options. The expected term of the options of 3 to 5 years represents the period of time that options are expected to remain unexercised.

The following is a summary of all option activity for the three months and nine months ended July 31, 2007.

                                                           Weighted Average
                                        Number of              Exercise
                                         Shares                 Price
                                         ------                 -----

   Granted                             1,610,000              $   0.15
   Exercised                                   -
   Cancelled                                   -
   Expired                                     -

   Outstanding at July 31, 2007        1,610,000

   Exercisable at July 31, 2007                -


The following table illustrates the effect on net loss of applying SFAS 123(R) to stock based compensation.

                                             Three Months Ended             Nine Months Ended
                                                July 31, 2007                 July 31, 2007
Reported Net Loss                               $   (384,512)                $ (1,227,657)

Add: Stock Option Compensation Expense          $     86,272                 $     86,272
                                                ------------                 ------------

Pro Forma Net Loss                              $   (298,240)                $ (1,141,385)
                                                ============                 ============

Earnings per Common Share - as reported         $      (0.01)                $      (0.03)

Earnings per Common Share - pro forma           $      (0.01)                $      (0.03)

Basic weighted average common shares              49,893,851                   43,968,867
outstanding


5.  Stockholders' Equity

During the three months ended July 31, 2007, the Company sold 2,233,335 shares of common stock for $268,000, or $.12 per share. In addition, on July 6, 2007 the Company issued 556,000 shares of common shares with a fair value of $94,520 to Stonegate Securities, Inc. for services as a short term exclusive placement agent (with limited exceptions) to assist the Company in raising capital.

6.  Notes Payable

During the three months ended July 31, 2007, the Company received $39,300 in proceeds under two notes payable with an existing investor. The notes have an interest rate of 9%, are convertible into common stock and are due in twelve months from the effective date of the note.

7.  Subsequent Events

Subsequent to July 31, 2007, the Company received funding of $100,150 from three notes payable from two existing investors. The notes pay interest of 9% and 10% and are convertible into common stock. Two notes mature in twelve months from the effective dates of the notes. The other note also matures in twelve months from the effective date except for a portion of the note which may be due in 60 days from the effective date if the lender decides not to convert this amount into common stock.

In addition, subsequent to July 31, 2007, the Company received funding of $24,000 from the sale of 200,000 shares of Class A Common Stock to an existing investor.

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

ValiMed(TM) Product Line
------------------------

ValiMed is the medical product line of CDEX. The current ValiMed product line uses Enhanced Photoemission Spectroscopy to validate, in virtually real time, high-risk medication admixtures, as well as returned narcotics to provide an increased level of patient safety. Products in the ValiMed(TM) line compare a spectroscopic signature of a tested medication to the correct signature in the CDEX Medication Signature Library and return an easy to understand "validated" or "not validated" result, requiring no user interpretation.

In 2006, CDEX management and staff successfully completed second stage implementation of the production plan for the ValiMed(TM) Medication Validation System, and began shipment of production units to end user clients and to our exclusive U.S. and Canadian ValiMed distributor. In the first half of FY 2007, CDEX began the expansion of the ValiMed Product Line and its corresponding Medication Signature Library. This expansion was announced and associated sales launched in the 3rd fiscal quarter of 2007. This has resulted in an influx of prospective clients and contracts for sale of ValiMed units signed with new and existing clients. During the first half of fiscal year 2007, CDEX also contacted all of its existing ValiMed clients to allow them to convert to the expanded ValiMed Units and Signature Library. CDEX is continuing to add signatures to its Medication Signature Library and expects that there will be over 150 by the end of calendar year 2007.

All ValiMed(TM) production units are shipped with the TUV mark indicating that ValiMed(TM) meets the electrical safety, electromagnetic interference (EMI), and electromagnetic compatibility (EMC) test requirements for products sold in the USA, Canada, and the European Union. In addition, ValiMed(TM) has also been tested to the TUV CB Scheme which opens opportunities to market and sell ValiMed(TM) production units in countries other than the US, Canada, and the European Union.

In the third quarter of FY 2007, CDEX continued discussions with companies outside the USA who have shown an interest in representing CDEX as a ValiMed(TM) distributor. CDEX expects to enter into its first agreement for distribution outside the USA in CY 2007. While these companies may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will be able to close a distribution agreement with any of the companies in these markets, nor that if an agreement is closed it will result in substantial revenue for CDEX.

ValiMed(TM) has transitioned from a beta-test product to a production product. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a relatively new product. It is more likely that revenues will be variable over the next year; with an increasingly stabilized upward trend. This will continue into the foreseeable future until we are better able to predict the product's traction in the marketplace.

In the third fiscal quarter, CDEX finalized the testing prototype of a new ValiMed product, the ValiMed LVM (a lower cost unit capable of validation of a limited number of medication signatures). The ValiMed LVM was placed in a Tucson hospital for beta testing in August 2007.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. CDEX is continuing to seek such funding.

Illicit Drug Detector
---------------------

On August 29, 2006, CDEX entered into a contract with Missouri State Highway Patrol (MSHP) for beta testing and possible volume sales of a new Methamphetamine Detection Device. This Device is hand held, battery operated and detects trace quantities of Methamphetamine in real time while scanning surfaces, including skin and clothing. In the first half of fiscal year 2007, CDEX also began beta testing of the Device with two other law enforcement organizations. The results of the first round of beta testing was completed in the second fiscal quarter of 2007 and design changes made based on beta test partner comments. The second round of beta testing for the device began in August 2007. CDEX has entered this "beta test" process to refine the Methamphetamine Detection Device for eventual planned introduction into the marketplace in calendar year 2007.

R&D
---

In the first half of fiscal year 2007, CDEX continued research and development efforts with several other potential products for the medical and security markets. In addition, in the 2nd fiscal quarter of 2007, CDEX teamed with a major distributor of security products in a combined application for a federal grant in the law enforcement market.

Intellectual Property
----------------------

The Company relies on non-disclosure agreements, patent, trade secret and copyright laws to protect the Company's intellectual property. The Company makes a business decision regarding which inventions to patent, and in what countries. Currently, the company has two patents issued or allowed, and others in various stages of prosecution. In addition the Company has filed international counterparts to its US patents and applications where it deems appropriate.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Revenue: Revenue was $303,976 and $69,316 during the three months ended July 31, 2007 and July 31, 2006, respectively. In the third fiscal quarter of 2007, the Company recognized $280,000 of deferred revenue when it delivered ValiMed units to BAXA Corporation. As of July 31, 2007, the Company has deferred revenue of $358,000 which it expects to recognize as revenue in 2007. The deferred revenue is for ValiMed(TM) units paid for by Baxa Corporation and held in the Company's facility (commonly referred to as bill and hold inventory) and payment from the Missouri State Highway Patrol for the beta testing of the Methamphetamine Detection Device.

Cost of revenue: Cost of revenue was $103,015 and $13,138 during the three months ended July 31, 2007 and July 31, 2006. The increase in the cost of revenue was primarily for the ValiMed units that were shipped during the quarter.

Research and development costs: Research and development costs were $214,829 during three months ended July 31, 2007, compared with $280,518 during the three months ended July 31, 2006. The decrease of $65,689 (or 23%) reflects CDEX's more balanced focus on production and resulted from a decrease primarily in payroll expenditures and secondarily in expenditures for consultants and materials.

General and administrative expenses: General and administrative expenses were $369,993 during the three months ended July 31, 2007, compared with $560,577 during the three months ended July 31, 2006. This decrease of $190,584 (or 34%) resulted from a decrease in payroll resulting from the consolidation of the Company's operations, lower legal expenses, and the implementation of additional expense controls.

Other income (expense): Interest expense was $651 and $3,107, respectively, during three months ended July 31, 2007 and 2006. The decrease in interest expense resulted from a lower level of notes payable.

Net loss was $384,512 during the three months ended July 31, 2007, compared with a net loss of $788,024 during the three months ended July 31, 2006, due to the foregoing factors.

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

Revenue: Revenue was $352,596 and $258,730 during the nine months ended July 31, 2007 and July 31, 2006, respectively, an increase of $93,866 (or 36%). During the third quarter of 2007, the Company recognized $280,000 of deferred revenue for ValiMed units delivered to BAXA Corporation.

Cost of revenue: Cost of revenue was $109,706 and $137,734 during the nine months ended July 31, 2007 and July 31, 2006, respectively, a decrease of $28,028 (or 20%).

Research and development costs: Research and development costs were $514,115 during nine months ended July 31, 2007, compared with $1,010,788 during the nine months ended July 31, 2006. The decrease of $496,673 (or 49%) reflects CDEX's more balanced focus on production and resulted from a decrease primarily in payroll and expenditures for materials and consultants.

General and administrative expenses: General and administrative expenses were $939,022 during the nine months ended July 31, 2007, compared with $1,703,860 during the nine months ended July 31, 2006. This decrease of $764,838 (or 45%) resulted from a decrease in payroll and stock compensation expense, lower legal expenditures resulting in part from the settlement of a patent infringement lawsuit, and the implementation of additional expense controls.

Other income (expense): Other expense was $17,410 during nine months ended July 31, 2007, compared with income of $4,094 during the nine months ended July 31, 2006. The expense during the first nine months of 2007 was interest expense on notes payable. The income in fiscal year 2006 was primarily from cash in an interest earning account.

Net loss was $1,227,657 during the nine months ended July 31, 2007, compared with a net loss of $2,589,554 during the nine months ended July 31, 2006, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses and will require financing for working capital and to finance its operations. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of July 31, 2007, we had negative working capital of $1,120,666 including $28,716 of cash and cash equivalents. We anticipate the need to raise approximately $500,000 over the next six months, and an additional $2,000,000 over the following six months. Our continued operations will depend upon our ability to implement our business plan and to raise additional funds through bank borrowings, equity or debt financing. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. On July 6, 2007, the Company entered into a short term exclusive placement agreement (with limited exception) with Stonegate Securities for the purpose of assisting the Company in its capital raising efforts.

During the nine months ended July 31, 2007, the Company had net cash flows from financing activities of $1,293,390 in funding, comprised of:

     o $216,540 received from the sale of preferred stock. These preferred shares were never issued and were converted into 2,346,212 shares of common stock during the second quarter of 2007.

     o $1,473,040 received from the sale of 13,277,998 shares of common stock at an average price of approximately $0.11 per share. The investors received warrants to purchase up to 15,419,279 shares at exercise prices ranging from $.15 per share to $.39 per share from time periods ranging from one year to 2.5 years from the effective dates of the share purchases.

     o    $62,850 for note payables.

     o    Repayment of a note payable in the amount of $220,000.

     o Repayment of redeemable preferred stock liabilities of $239,040 which were recorded during 2006 and the quarter ended January 31, 2007 to reflect the liability incurred by the Company prior to issuance of the preferred shares pending the finalization of the negotiation of terms and conditions.

We had a net decrease in cash and cash equivalents of $27,613 during the nine months ended July 31, 2007, compared with a net decrease o$1,462,212 during the nine months ended July 31, 2006. We used net cash of $1,271,003 and $1,738,551 in operating activities during the nine months ended July 31, 2007 and 2006, respectively, and capitalized $50,000 and $0 in patent costs during the nine months ended July 31, 2007 and 2006, respectively. We received net cash provided by financing activities in the amount of $1,293,390 and $312,500 from the sale of preferred stock, common stock and notes payable to accredited investors during the nine months ended July 31, 2007 and 2006, respectively.


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

DEFERRED REVENUE: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended July 31, 2007 the Company recognized previously deferred revenue in the amount of $280,000 for ValiMed units shipped to BAXA Corporation. As of July 31, 2007, the Company has deferred revenue in the amount of $308,000 for ValiMed units purchased by BAXA Corporation that are warehoused at the Company's Tucson facility per BAXA's request (commonly referred to as bill and hold transactions). Further, the Company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond July 31, 2007.


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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expenses were $21,618 and $16,588 for the nine months and $7,206 and $7,206 for the three months ended July 31, 2007 and 2006, respectively.

PATENT: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expenses were $3,922 and $0 for the nine months and $1,471 and $0 for the three months ended July 31, 2007 and 2006, respectively.

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


THE ABSENCE OF A FULL TIME CHIEF FINANCIAL OFFICER LEAVES CDEX WITHOUT THE BENEFIT OF THIS TYPE OF EXPERTISE AND CONSISTENT MONITORING OF CONTROLS AND PROCEDURES WHICH A FULL-TIME CHIEF FINANCIAL OFFICER WOULD AFFORD.

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

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $2,500,000 net to the Company through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members of our management team have loaned funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

Our success and ability to compete will depend in part on the protection of our potential patents and other proprietary information. We currently have two patent issued and others in various stages of government review for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

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

NO ASSURANCE OF SUCCESSFUL MANUFACTURING MAY AFFECT OUR ABILITY TO SURVIVE.

CDEX itself has limited experience in manufacturing commercial quantities of products, and our management has had limited experience in this area. We presently have no plans for developing in-house manufacturing capability beyond aggregating off-the-shelf components for our initial units into a final assembly. Accordingly, we depend upon outside manufacturers to manufacture and assemble our products. In our early stages with each new product, we plan to do the final assembly and testing of the initial units in-house. We cannot be certain that the terms of such arrangement will be favorable enough to permit our products to compete effectively in the marketplace.

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


POTENTIAL DEFECTS AND PRODUCT LIABILITY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED LIABILITY AND COSTS AND DIMINISHED OPERATING RESULTS.

Technology-based products frequently contain errors or defects, especially when first introduced or when new versions are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. These defects could result in product liability suits, delays in market acceptance or unexpected redevelopment costs, which could cause any profits we might otherwise have to decline. We anticipate most of our agreements with customers will contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that we will be unable to negotiate such provisions with certain customers or that these provisions, if negotiated, may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. While CDEX has products liability insurance, a successful and significant product liability claim could damage our business, operating results and financial condition.

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

OUR MANAGEMENT LACKS EXPERIENCE IN THIS MARKET.

Although widely experienced in other industries, our current senior management team has limited experience leading the development, marketing and sales of technology products in the chemical detection and validation marketplace. This lack of experience could lead to inefficiency and slow the process of marketing our products and prevent us from making sales or becoming profitable.

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

As of the fiscal quarter ended July 31, 2007, an evaluation was carried out under the supervision of Malcolm H. Philips, Jr., our President and Chief Executive Officer, and with the participation of our management at that time, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company concluded that, as of July 31, 2007, these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting of the Company which would have a material effect thereon since its last report filed on Form 10-QSB, dated April 30, 2007.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2007, the Company received $268,000 in equity funding from the sale of 2,233,335 shares of common stock. In addition, the Company issued 556,000 shares of common shares with a fair value of $94,520 to Stonegate Securities, Inc. for services as a short term exclusive placement agent (with limited exceptions) to assist the Company in raising capital.

The proceeds are to fund operations, for working capital and general corporate purposes.

All such securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D there under to accredited investors only and not in connection with any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On July 27, 2007, the Company filed a report on Form 8-K to disclose the Second Amendment to a material distribution agreement with BAXA Corporation, entered into on November 7, 2005.

On August 17, 2007, the Company filed a report on Form 8-K to announce that beginning on August 21, 2007 the Company intends to present and/or distribute to interested investors and analysts for the purpose of raising additional capital the "Investors Presentation" dated August 2007 and attached to the Form 8-K.

31. Rule 13a-14(a) Certification of Malcolm H. Philips, Jr., President and Chef Executive Officer.
32. Section 1350 Certification of Malcolm H. Philips, Jr., President and Chef Executive Officer.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2007.


                                    CDEX INC.


By:      /s/  Malcolm H. Philips, Jr.
         ----------------------------
Name:    Malcolm H. Philips, Jr.
Title:   President and Chief Executive
         Officer