Form 10KSB
period 2007-10-31
CDEX INC
filed 2008-02-13
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $505,193.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Class A common stock held by non-affiliates was approximately $22,580,000 on January 22, 2008 based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of January 22, 2008 was 53,566,300 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended October 31, 2007

Part I

   Item 1.    Description of Business.......................................3
   Item 2.    Description of Property......................................14
   Item 3.    Legal Proceedings............................................14
   Item 4.    Submission of Matters to a Vote of Security Holders..........14

Part II

  Item 5.     Market for Common Equity and Related Stockholder Matters.....15
  Item 6.     Management's Discussion and Analysis of Financial
              Condition or Plan of Operation...............................16
  Item 7.     Financial Statements.........................................21
  Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................21
  Item 8A.    Controls and Procedures......................................22
  Item 8B.    Other Information............................................23

Part III

  Item 9.     Directors and Executive Officers of the Registrant...........23
  Item 10.    Executive Compensation.......................................29
  Item 11.    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters...............32
  Item 12.    Certain Relationships and Related Transactions...............33

Part IV

  Item 13.    Exhibits, Lists and Reports on Form 8-K......................33
  Item 14.    Principal Accountant Fees and Services.......................34

Financial Statements...................................................... F1

Signatures.................................................................35

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

Currently, CDEX is focused in three distinct markets:

     1. Healthcare - Validation of medications, training and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, training of medical staff regarding compounding practices, and detection of the diversion of narcotics and controlled substances);

     2. Security and Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

     3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (e.g., inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

All current CDEX product development is based on applying the same underlying technologies. CDEX anticipates developing and/or acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire or develop other technology assets, all of the Company's revenues will come from products developed from our current suite of patents and patent pending technologies, or through licensing arrangements with companies with related intellectual property.


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

CDEX creates reference signatures of substances of interest, such as selected narcotics, explosive compounds, ingredients of chemical agents, medicines and spirits and liquors and stores them in a reference signature database. CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest in the Company database.

The CDEX advantage is that substances of interest are tested at the base levels and their signatures are compared to the known signatures of the substance of interest. This provides rapid validation and authentication that the substance is genuine. CDEX technology does not need to rely upon packaging schemes such as holograms, inks, ingredient taggants, or RFID tags, all of which can be defeated by determined counterfeiters.

PRODUCTS

We are currently focusing our resources on marketing and developing real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. While our primary area of focus for 2007 was products in the medical and security markets, we continued research and development on several other potential products areas.

CDEX is marketing its current products and is in the process of expanding those product lines and developing other products for different markets and customers.

PRINCIPAL PRODUCTS
------------------

     1. Healthcare Market. ValiMed(TM) Product Line - Validation of substances, training and quality assurance. CDEX's current product line in the medical market is ValiMed(TM), a medication validation unit. This product line consists of two solution areas targeted to specific areas of the healthcare market. They are ValiMed(TM) Impaired Clinician Solution and ValiMed(TM) Patient Safety Solution.

          o VALIMED(TM) PATIENT SAFETY SOLUTION: Validates high risk medications that are compounded for intravenous or oral administration. This ValiMed(TM) unit is also used in training of staff to improve accuracy in compounding practice. This stand-alone product line comes in various configurations for specific health care settings and is currently installed in a number of hospitals.

          o VALIMED(TM) IMPAIRED CLINICIAN SOLUTION: Aids hospitals in the detection of the diversion of narcotics and controlled substances. It validates returned partial doses of narcotics. This insures the clear liquid in a syringe is the labeled narcotic and has not been substituted with another clear liquid such as saline. This stand-alone product line comes in various configurations for specific health care settings and is currently installed in a number of hospitals.

     2. Security Market. CDEX ID2 (Meth Scanner) Product Line - methamphetamine detection. The Meth Scanner is a handheld, battery operated scanning device that is capable of detecting trace amounts of methamphetamine on virtually all surfaces while in the scan mode. CDEX has completed beta testing and has the Meth Scanner in the production cycle. Marketing will begin in 2008 with availability scheduled for the first calendar quarter of 2008.

2007, Year in Review
--------------------

The Company's activities during 2007 were driven by the funds available to pursue the operational plans of the Company. The year started with a consolidation of the Company's headquarters and R&D facilities in Tucson Arizona. The Company established six goals for the year, as noted below:

     1. Refinement of the Valimed(TM) Units and Expansion of the ValiMed(TM) Signature Library to 150 by the end of 2007: The refinement process was completed in April 2007 and the goal of 150 Signatures was met. This goal was crucial to allowing the Company to more aggressively market ValiMed in the US and International markets.
     2. Solidifying Existing Client relationships and expand the Client Base in the US: All existing ValiMed clients who had purchased a Unit elected to upgrade their Units and the fourth quarter of FY 2007 saw record sales of ValiMed Units to hospitals. Two of the Company's three oldest beta partners elected to purchase additional ValiMed units.
     3.   Begin the Expansion of the ValiMed Product Line to the International
          Market: In 2007, CDEX brought on a Vice President of International Sales and Marketing (based in Paris, France) and shortly thereafter announced its movement into the European Market with an initial focus on the UK.
     4. Develop The Meth Scanner as its Second Product Line: During 2007, CDEX completed its beta testing and begin the production cycle of the Meth Scanner, with expected delivery of the first units in the first calendar quarter of 2008.
     5. Complete the consolidation of its headquarters and R&D facility in Tucson, Arizona: That move and consolidation was completed in the second quarter of 2007.
     6.   Continue its relationship with Baxa Corporation for Marketing of
          ValiMed: The Baxa contract was set to expire in November 2007. It was renewed in the form of a non exclusive co-marketing agreement.

In FY 2007, the Company had revenues of $505,193, the largest in the Company's history, and received net cash from financing activities of $1,489,240.

On January 9, 2007 the Company held a special meeting of shareholders at which time the shareholders voted to increase the authorized Class A common shares of stock from 50.2 million to 100 million. The additional shares of stock allowed additional fund raising activities.


RESEARCH AND DEVELOPMENT (R&D)

R&D efforts were primarily directed towards refining and expansion of the ValiMed(TM) product line and modification of the Meth Scanner based on feedback from the in process beta testing.

R&D costs were $914,340 (including $274,471 for stock compensation and stock option expenses) during 2007 fiscal year compared to $1,298,594 (including $46,265 for stock compensation) during the 2006 fiscal year.

We have outsourced certain engineering and manufacturing tasks while retaining control of critical technology and will continue this practice. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings, and survey documents; (ii) prototyping services such as the development and testing of product prototypes, and; (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials basis (paid monthly) or on a fixed price basis (paid upon successful completion of each milestone) all as set forth in the statement of work pertaining to the particular services.

INDUSTRY AND COMPETITION

1.   HEALTHCARE
     ----------

Healthcare spending continues to increase, fueled by an aging population and increasing cost of healthcare technology. We do not see a change in this trend into the future. There are multiple drivers of demand for the Company's Valimed products. Medication errors are a major problem in the global healthcare market and we expect resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events. (IOM Report "To Err Is Human") A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations. Finally, the University of Michigan conducted a study of the ValiMed(TM) unit and determined that even though they knew that high risk compounded medications would be checked through the ValiMed(TM) system, five major compounding errors were made in an 18 month time period that would have gone undetected had not the ValiMed(TM) system been in place. In addition, impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2): 133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications. Lastly, USP 797 regulations have been instituted to promote quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation. Historically, pharmacists have preformed a visual examination of the end product for accuracy. Based on the number of errors reported, this practice is not effective.

There are 6,600 hospitals in the US and 3,000 have greater than 300 beds (Billian's Healthdata). Adding in the targeted global market for CDEX healthcare products, the number of hospitals would exceed 12,000. The Company believes that its ValiMed(TM) products are applicable to these hospitals and in many cases multiple units would be needed to fulfill the institutions' needs.


2.   SECURITY & PUBLIC SAFETY
     ------------------------

Illicit and Counterfeit Drug Detection
--------------------------------------
According to DEA congressional testimony by Joseph T. Rannazzisi, Deputy Chief, Office of Enforcement Operations Drug Enforcement Administration, Methamphetamine is the number one drug problem in America today and the problem continues to increase. Two competing technologies in the methamphetamine detection marketplace are test kits and ion mobilization units. Some of the test kits are inexpensive, but cannot readily detect trace amounts of methamphetamine on surfaces and are a destructive test. The ion mobilization units are expensive to purchase, and require a sophisticated user, airborne substances and relatively high maintenance. CDEX technology may have the advantages of portability, ease of use, low maintenance, and reduced costs. The Company has also identified market opportunities for the application of its technology in the detection of counterfeit medications.

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


3.   BRAND PROTECTION
     ----------------

Based on worldwide counterfeit enforcement activity (investigations, raids, seizures, arrests, charges, convictions, sentences, civil litigation) for 2005, as reported through the DOPIP Security Counterfeit Intelligence Report, more than 3,703 incidents valued at approximately $3.2 trillion were analyzed from 133 countries. The eighth most commonly counterfeited category is Food & Alcohol, 64 incidents worth $11 million, and the fourteenth most commonly counterfeited category is Perfume & Cosmetics, 22 incidents worth $12 million. US companies, for instance, estimate that between $200bn and $250bn in annual revenue is lost to counterfeiters. The EU claims that 100,000 jobs are lost each year to the same trade. In 2003 it was estimated that counterfeit goods cost the state of New York $34bn, depriving it of $1.6bn in tax revenue (Scotsman.com news). The Company believes these market applications represent business opportunities for the application of its technology.

SALES AND MARKETING

CDEX's business vision is to develop technologies to the point of market or application viability and then, where management determines it to be beneficial, team with organizations to complete commercial deployment and/or distribution through our sales and marketing channels. In some instances, we may take a technology directly to market. In others, we may seek to license the technology to third parties who will then develop and market products employing it. Our products and technologies may be licensed to original equipment manufacturers, sold direct or via resellers as standalone end units, or be integrated as sensors that gather and relay information to an integrated solution that is the repository of information gathered from many sources (e.g., in security applications from perimeter, environmental and structural security devices, medication delivery systems). Accordingly, our prospective "client base" varies depending on the application and the stage of development. In marketing our chemical detection products and technologies, we intend to target, via partnerships as well as direct sales, both U.S. and foreign governments, in addition to private industry or individuals requiring confirmation of the presence or absence of substances.

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

Effective November 7, 2005, the company entered into a two year exclusive Reseller Agreement with Baxa Corporation ("Baxa") to sell, market, and distribute the ValiMed(TM) product in the USA and Canada. This Reseller Agreement, as amended, expired on November 7, 2007 and was replaced by a non-exclusive Co-Marketing Agreement, dated November 10, 2007.

As the Company's domestic markets related to ValiMed have expanded, we have began focusing more fully on international markets. We have established an international presence in Europe and have establish reference test partners in

London for our ValiMed Product Line as a first step in breaching the European market. We have also received unsolicited contacts by prospective partners from a number of other international areas, including the Middle East, Taiwan, Vietnam, Korea, Malaysia, Japan, Australia and China based on information on www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, ValiMed, and the technology's potential use in the brand protection industry. These contacts may never result in revenue or relationships that will benefit CDEX. CDEX has not applied for licenses or permits to do business directly in any foreign country. CDEX has obtained TUV certification for its ValiMed(TM) product with Elliott Labs in Fremont, CA. TUV tests and certifies that products meet electrical safety standards and electromagnetic interference and compatibility (EMI/EMC) standards. TUV tests and certifies to UL standards for the USA market and CE standards for the European Union market.

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

EMPLOYMENT

At October 31, 2007, the Company had ten full time employees.

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

A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT MAY AFFECT CDEX'S ABILITY TO SURVIVE.

We have a history of operating losses and an accumulated deficit. Since our principal activities to date have been limited to organizational activities, research and development, product development and beginning marketing and sales, CDEX has produced increasing but limited revenues. In addition, we have only limited assets. As a result, we cannot be certain that CDEX will continue to generate increased revenues or become profitable in the future. If we are unable to obtain sufficient customers and generate sufficient revenues to operate profitably, our business will not succeed.

CDEX HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT EXPRESSES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

We have received a report from our independent auditors for the fiscal year ended October 31, 2007 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

Our limited operating history makes our future operating results unpredictable rendering it difficult to assess the health of our business or its likelihood of success. The inability to assess these factors could result in a total loss of an investor's investment in CDEX.

In the case of an established company in an ongoing market, investors may look to past performance and financial condition to get an indication of the health of the company or its likelihood of success. Our short operating history and the evolving nature of the chemical identification markets in which we focus make it difficult to forecast our revenues and operating results accurately. We expect this unpredictability to continue into the future due to the following factors:

     o the timing of sales of our products and services, particularly in light of our sales history;

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

We have not retained a permanent, full-time chief financial officer. The responsibilities of the principal accounting and financial officer are being handled by a qualified part-time chief financial officer on a consultancy basis. The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the chief executive and financial officers, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls, and these requirements are expected to apply to smaller companies such as CDEX beginning in 2009. A permanent, full-time chief financial officer would better coordinate and oversee these procedures and our disclosure, bringing to bear specific financial and accounting expertise. Our part time chief financial officer currently performs this function with assistance from the CEO and others.

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through revenue from the sale of our products, borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $2,500,000 net to the Company through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members or business entities of our management team have loaned funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

IF WE ISSUE ADDITIONAL EQUITY TO FUND OPERATIONS OR ACQUIRE BUSINESSES OR TECHNOLOGIES, CDEX SHAREHOLDERS WILL EXPERIENCE DILUTION PROPORTIONAL TO THE ISSUED EQUITY.

If working capital or future acquisitions are financed through the issuance of equity securities, CDEX shareholders will experience dilution proportional to the equity issued. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the currently outstanding CDEX shares of common stock. The conversion of future debt obligations into equity securities could also have a dilutive effect on our shareholders. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may elect to compensate providers of services by issuing stock or stock options in lieu of cash.

OUR POTENTIAL INABILITY TO PROTECT THE PROPRIETARY RIGHTS IN CDEX'S TECHNOLOGIES AND INTELLECTUAL PROPERTY MAY HAMPER OUR ABILITY TO MANUFACTURE PRODUCTS WHICH WOULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

Our success and ability to compete will depend in part on the protection of our potential patents and other proprietary information. We currently have two patents issued and others in various stages of government review for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

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

We cannot be certain that any products that we successfully develop will ever achieve wide market acceptance. Our products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major technology companies, as well as new products currently under development by such companies and others. In the explosives detection marketplace, for example, many airports and other facilities and agencies have already invested in and implemented systems that are based upon technology that is different from ours. While we believe our technology is superior, we will have to demonstrate its superiority to these potential customers in order to sell our products and generate revenues. We may encounter similar obstacles in other application areas. The degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. We cannot be certain that the marketplace in general will widely accept and utilize any of our products. If potential customers do not accept and purchase our products, we will be unable to generate revenues and become profitable.

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

SUBSTANTIAL COMPETITION MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND THEREBY OUR CHANCES OF BECOMING PROFITABLE.

We may experience substantial competition in our efforts to locate and attract customers for our products. We are aware of a number of competitors in the explosive detection industry which we believe have greater experience, resources and managerial capabilities and may be in a better position than we are to obtain access to and attract customers. A number of larger companies similarly may enter some or all of our target markets and directly compete with us. In the counter-terrorism arena, it is difficult to assess our competition due to the high level of secrecy and lack of available information with respect to defense and homeland security contracts and contractors. We must assume that the demand for the technology in this area has given rise to a corresponding supply of scientists and others who are developing technology similar to, or otherwise competitive with ours. In the area of brand protection, many companies may seek to develop technology in-house to protect their own brands rather than contract with us for our technology. In the areas of medical and pharmaceutical validation and brand protection, various existing technologies compete with ours and already are in use in the marketplace. These include radio frequency identification tags, taggant agents (chemical agents added to the target substance to serve solely as identifying tags), laboratory testing, refractometers and bar coding. If our competitors are more successful in marketing their products, we may be unable to achieve or maintain profitability.

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

LACK OF KEY MAN INSURANCE

The Company carries no key-man insurance. In the event that any of the Company's senior executive officers departed the Company or passed away, the Company may not have the available funds to attract an individual of similar experience. The Company is considering obtaining key-man insurance once it has sufficient funds to do so.


ITEM 2. DESCRIPTION OF PROPERTY

The Company leases office and laboratory space in Tucson, Arizona. The lease expires April 30, 2009 and provides for monthly rent of approximately $4,300 with 3% annual escalations and is cancelable on 120 days notice. In the second quarter of fiscal year 2007, the Company cancelled a portion of the lease on space the Company vacated which was not adjacent to its office. The Company agreed to pay a cancellation fee and certain delinquent amounts over the remaining term of the lease. Subsequently, in first quarter of 2008, the Company rented additional space immediately adjacent to its R&D offices, at a cost of approximately $800 monthly with a 3% annual escalation that will expire at the same time as its primary lease. Total rent expense was $42,514 and $86,593 for the years ended October 31, 2007 and 2006, respectively.


ITEM 3. LEGAL PROCEEDINGS

CDEX is not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on January 9, 2007 to approve an amendment to our Certificate of Incorporation to increase the number of shares of Class A common stock that we are authorized to issue from 50,200,000 shares to 100,000,000 shares.

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

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB:

                                                          High       Low
                                                          ----       ---
           Fiscal Year Ended October 31, 2007:
               First quarter                             $0.38      $0.12
               Second quarter                            $0.30      $0.14
               Third quarter                             $0.26      $0.15
               Fourth quarter                            $0.85      $0.15



As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

SHAREHOLDERS

Our transfer agent has advised that the approximate number of record holders of common stock at January 22, 2008 was 1,477. However, a large number of our shareholders hold their shares in "street name" with brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

DIVIDENDS

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the fourth quarter of fiscal year 2007, the Company sold 200,000 shares of common stock at a price of $0.12 per share for proceeds of $24,000. In addition, the Company received $21,600 in proceeds from the exercise of 140,000 option shares. The total proceeds of $45,600 were used to finance operations and other general corporate purposes.


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

Currently, CDEX is focused in three distinct markets:

1. Healthcare - Validation of medications, training and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, training of medical staff regarding compounding practices, and detection of the diversion of narcotics and controlled substances);

2. Security and Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (e.g., inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

ValiMed(TM) Product Line
------------------------

ValiMed is the medical product line of CDEX. The current ValiMed product line uses Enhanced Photoemission Spectroscopy to validate, in virtually real time, high-risk medication admixtures, as well as returned narcotics, to provide an increased level of patient safety. Products in the ValiMed(TM) line compare a spectroscopic signature of a tested medication to the correct signature in the CDEX Medication Signature Library and return an easy to understand "validated" or "not validated" result, requiring no user interpretation.

In 2006, CDEX management and staff successfully completed second stage implementation of the production plan for the ValiMed(TM) Medication Validation System, and began shipment of production units to end user clients and to our U.S. and Canadian ValiMed distributor. In the first half of FY 2007, CDEX began the expansion of the ValiMed Product Line and its corresponding Medication Signature Library. This expansion was announced and associated sales launched in the 3rd fiscal quarter of 2007. This has resulted in an influx of prospective clients and contracts for sale of ValiMed units signed with new and existing clients. During the first half of fiscal year 2007, CDEX also contacted all of its existing ValiMed clients to allow them to convert to the expanded
ValiMed Units and Signature Library. CDEX has expanded its Medication Signature Library from around 70 in mid-2007 to 160 by the end of calendar year 2007. CDEX is continuing to add signatures to its Medication Signature Library based on Client needs.

All ValiMed(TM) production units are shipped with the TUV mark indicating that ValiMed(TM) meets the electrical safety, electromagnetic interference (EMI), and electromagnetic compatibility (EMC) test requirements for products sold in the USA, Canada, and the European Union. In addition, ValiMed(TM) has been tested to the TUV CB Scheme which opens opportunities to market and sell ValiMed(TM) production units in countries other than the US, Canada, and the European Union.

In the fourth quarter of FY 2007, CDEX hired its Vice President of International Sales and Marketing based in Europe and announced plans to expand into the international market in FY 2008. While potential sales in the international market may represent a significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that its actions in the international marketplace will result in substantial revenue for CDEX.

ValiMed(TM) has transitioned from a beta-test product to a production product. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a relatively new product.

In the fourth fiscal quarter, CDEX completed beta testing of another product in the ValiMed LVM(TM) product line (a lower cost unit capable of validation of a limited number of medication signatures).

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. CDEX is continuing to seek such funding.

Illicit Drug Detector
---------------------

In FY 2007, CDEX completed beta testing with law enforcement partners of its ID2, Meth Scanner, a hand held, battery operated device capable of detecting trace quantities of methamphetamine in real time while scanning surfaces, including skin and clothing. As a result of beta testing, the ID2 was modified and field tested. It is expected that the production cycle of the Meth Scanner will start in the second quarter of fiscal year 2008. Potential markets for the Meth Scanner include law enforcement, school systems, property inspection (e.g. homes, apartments, automobiles and hotels), healthcare and private investigation. There is no assurance that the Company will be successful in penetrating these markets.

R&D

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


RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2007 Compared to Fiscal Year Ended October 31,
2006

Revenue: Revenues were $505,193 and $283,385 during the years ended October
31, 2007 and October 31, 2006, respectively. The increase of $221,808 (or 78%) was primarily due to the delivery of ValiMed(TM) units. At October 31, 2007, the Company had deferred revenue for the BAXA ValiMed units of $196,000 compared to deferred revenue of $588,000 at October 31, 2006.

Cost of revenue: Costs of revenues were $176,208 and $141,080 during the years ended October 31, 2007 and October 31, 2006, respectively. The increase of $35,128 (or 25%) was the result of costs associated with the increased number of ValiMed(TM) units that were shipped during the year. In addition, during 2006 the Company incurred costs associated with the purchase of tooling and no tooling costs were incurred in 2007. Gross profit margins were 65% and 50% in fiscal 2007 and 2006, respectively.

Research and development costs: Research and development costs were $914,340 during the year ended October 31, 2007, compared with $1,298,594 during the year ended October 31, 2006. The decrease of $384,254 (or 30%) resulted from a decrease primarily in compensation expense due to lower employment levels and secondarily in expenditures for materials and consultants. The decreases in compensation and other development costs were partially offset by an increase of approximately $228,000 in non-cash stock based compensation expense.

General and administrative expenses: General and administrative expenses were $1,877,027 during the year ended October 31, 2007, compared with $2,222,208 during the year ended October 31, 2006. This decrease of $345,181 (or 16%) resulted primarily from a decrease in compensation expense due to lower employment levels and a decrease in legal costs due to the settlement of a lawsuit during 2006. The decrease in general and administrative expense would have been greater except for an increase of approximately $550,000 in non-cash stock based compensation expense.

Other income (expense): Other expense was $21,587 during fiscal year ended October 31, 2007, compared other expense of $21,605 during the fiscal year ended October 31, 2006. The other expense in fiscal year 2007 was interest expense on notes payable. The other expense in fiscal year 2006 was interest expense on notes payables partially offset by interest income earned on short term investments.

Net loss was $2,483,969 during the fiscal year ended October 31, 2007, compared with a net loss of $3,400,102 during the fiscal year ended October 31, 2006, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of October 31, 2007, we had negative working capital of $1,471,636 including $27,384 of cash and cash equivalents. We anticipate the need to raise additional capital over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the Company is not successful in raising the required additional capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. Currently, the Company has sufficient cash to fund operations into the second quarter of fiscal 2008, and has entered into Warrant agreements for additional funding with payments that would begin in the second quarter of fiscal 2008. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the fiscal year ended October 31, 2007, the Company received $1,489,240 in funding, comprised of:


     o $216,540 received from the sale of preferred stock. These preferred shares were never issued and were converted into 2,346,212 shares of common stock during the second quarter of 2007.

     o $1,518,640 received from the sale of 13,617,998 shares of common stock at an average price between $0.11 and $.12 per share. The investors received warrants to purchase up to 15,819,279 shares at exercise prices ranging from $.15 per share to $.45 per share from time periods ranging from one year to 2.5 years from the effective dates of the share purchases.

     o    $213,100 for notes payable.

     o    Repayment of a note payable in the amount of $220,000.

     o Repayment of redeemable preferred stock liabilities of $239,040 which were recorded during 2006 and the quarter ended January 31, 2007 to reflect the liability incurred by the Company prior to issuance of the preferred shares pending the finalization of the negotiation of terms and conditions.


We had a net decrease in cash and cash equivalents of $28,944 during the fiscal year ended October 31, 2007, compared with a net decrease of $1,415,913 during the fiscal year ended October 31, 2006. We used net cash of $1,459,226 and $1,808,752 in operating activities during the fiscal years ended October 31, 2007 and 2006, respectively, and capitalized $58,958 and $86,162 in patent costs and property and equipment during the fiscal years ended October 31, 2007 and 2006, respectively. We received net proceeds in the amount of $1,489,240 and $479,000 from the sale of preferred stock, common stock and notes payable to accredited investors during the fiscal years ended October 31, 2007 and 2006, respectively.

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

REVENUE RECOGNITION: Revenue is recognized in compliance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped and installation, if necessary, completed, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $196,000 of deferred revenue at October 31, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by October 31, 2007

INVENTORY: Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing.

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expenses were $29,322 and $23,794 for the years ended October 31, 2007 and 2006, respectively.

PATENT: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Patent expenses were $5,392 and zero for 2007 and 2006, respectively.

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

RISKS, UNCERTAINTIES AND CONCENTRATIONS: Financial instruments that potentially subject CDEX to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. In addition, at times CDEX's cash balances exceed federally insured amounts. Accounts receivable represents a portion of the revenue outstanding on these contracts. We provide for estimated credit losses, if required, at the time of revenue recognition.

STOCK-BASED COMPENSATION: We determine stock based compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management does not expect that the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. The design and operation of a control system must reflect the fact that there are resource limitations and the benefit of the controls must be considered relative to their costs.

For the year ended October 31, 2007, as required by SEC Rule 13a-15(b), the President and Chief Executive Officer and the qualified part time Chief Financial Officer acting on a consultancy basis conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting. Based upon this evaluation, they concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors:

     NAME                          AGE     POSITION
     ---------                     -----   --------
     Malcolm H. Philips             62     President and Chief Executive
                                           Officer and Chairman of the Board
                                           Of Directors (1)
     James Griffin                  58     CEO/President, Director (2)
     Timothy Shriver                57     Sr. Vice President of Technical
                                           Operations, Director (2)
     Dr. BD Liaw                    70     Chairman of the Board of
                                           Directors (3)
     George Dials                   62     Director
     Donald W. Strickland           58     Director
     Carmen J. Conicelli, Jr.       55     Director

(1) Effective June 11, 2007, Mr. Philips was appointed President and Chief Executive Officer and Member of the Board of Directors. On October 9, 2007, Mr. Philips was appointed Chairman of the Board of Directors.

(2) Effective December 28, 2006, Mr. Griffin resigned from the position of CEO/President and from the Board of Directors. Mr. Shriver was appointed to the position of acting President and Chief Financial Officer and relinquished this position on June 11, 2007.

(3) Effective October 9, 2007, Dr. BD Liaw resigned from the Board of Directors.

The following is a summary of the business experience of each of our executive officers and directors:

On June 11, 2007, Mr. Malcolm H. Philips Jr. was appointed President, Chief Executive Officer and a Member of the Board of Directors of CDEX Inc. On October 9, 2007, Mr. Philips was appointed Chairman of the Board of Directors. He has overall responsibility for directing the Company's activities. Mr. Philips was the founding President, CEO and Chairman of the Board of CDEX and served in those positions from July 2001 until he left the Company in early 2006. During his earlier tenure with CDEX, Mr. Philips guided the Company during its formation, technology acquisitions and development, transition to a public company, and initial commercialization of its existing product lines. Prior to his work with CDEX, Mr. Philips served as an attorney for 23 years (ultimately as a senior partner with Winston and Strawn, one of the largest law firms in the United States), an energy consultant for 4 years, and an army officer for 8 years (serving in various stations including Viet Nam and various positions including OIC of the SM-1 Nuclear Power Plant). Mr. Philips has a BS in engineering from the United States Military Academy (1967), a Master of Engineering in Nuclear Engineering from Iowa State University (1971) and a Juris Doctor from Georgetown University Law Center (1978). Mr. Philips was a Professional Engineer (Texas) and has received various awards in the military including the Bronze Star, Nuclear Plant Engineer Certification, Nuclear Plant OIC Certification and Airborne/Ranger Certifications.

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

Mr. Dials has been a director of CDEX since July 2001. Currently Mr Dials is President and Chief Executive Officer of Y-12 National Security Complex in oak Ridge, TN. From April 2003 until February 2006, Mr. Dials was the Chief Operating Officer of Waste Control Specialists, a chemical waste repository. From July 2002 until May 2003, Mr. Dials was President and CEO of LES, LLC a company seeking a license to build a nuclear fuel enrichment facility. From February 2001 to June 2002, Mr. Dials served as Senior Vice President of Consulting Services for Science and Engineering Associates responsible for its Consulting Services line of business, where he provided executive level direction in corporate mergers and acquisitions in the consulting area. Mr. Dials managed the engineering, and scientific studies of Yucca Mountain as a potential geologic repository for spent nuclear fuel and high-level radioactive waste. Responsibilities include scheduling and cost performance, technical and administrative performance, strategic operations plan development, and resource allocation for a $250 million project. Mr. Dials received a B.S. in Engineering in 1967 from West Point and Masters Degrees in Political Science and Nuclear Engineering from the Massachusetts Institute of Technology. He served in the U.S. Army for 10 years, and was awarded the Silver Star and Bronze Star for Valor.

Mr. Donald W. Strickland was appointed to serve as a Director on February 3, 2006. He comes to CDEX from a 30-year career in successfully developing businesses internationally for both large public companies and technology startups. He has held executive positions at Eastman Kodak Company and Apple Computer, including heading product development, manufacturing, and sales. In 1996 he became CEO of PictureWorks Technology, a technology start up, which he sold for $200M in 2000 to IPIX Corporation, a public company traded on the NASDAQ exchange. Thereafter, he served as President and CEO of IPIX through 2004, during which time he led the company through a major restructuring, focusing on the security markets and taking the company to profitability. Mr. Strickland holds a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford University and a law degree from George Washington University.


Mr. Carmen J. Conicelli, Jr., was appointed to serve as a Director on October 9, 2007. He has served in senior management positions in a number of companies over the past 32 years, with a primary focus in national and international (Europe, Japan, Latin America and Asia) financial planning and management. He has directed financial operations involving SEC compliance and reporting, internal control and audit, strategic planning, financial systems control, and mergers/acquisitions/consolidations in a number of industries including precision optical manufacturing and distribution, cable and telecommunications, manufacturing, and software development. Mr. Conicelli has served in public company accounting and since 2004 has served as Chief Financial Officer of Edmund Optics, Inc. From 2003 to 2004, Mr. Conicelli served as a Senior Financial Consultant to VWR International. He has a Bachelor of Science Degree in Business Administration (Accounting Major) from Drexel University (1974) with extensive postgraduate training and is a Certified Public Accountant.

SIGNIFICANT EMPLOYEE/CONSULTANT

In addition to our executive officers and directors, Dr. Wade Poteet, our Principal Scientist, is a significant consultant of CDEX. Dr. Poteet resigned from his employment position with the company in January 2006 and now serves on a full-time consultancy basis continuing as the company's Principal Scientist. For the past 30 years, Dr. Poteet has held Senior Management positions in small entrepreneurial engineering firms. He has served as our Principal Scientist since July 2001. From July 2001 until January 2003, Dr. Poteet was a member, and served as Principal Scientist, of Dynamic Management Resolutions LLC, providing scientific, management and engineering services. Dynamic Management Resolutions was a consulting company that provided technical and management services on a contract basis to CDEX and CDEX Delaware. From May 1999 to July 2001, Dr. Poteet served as President/Principal Scientist for CP Systems, Inc., a private company that, at that time, built large observatory-class telescopes and marketed and distributed recreational global positioning units. At CP Systems, Dr. Poteet directed contract research in remote sensing in the x-ray and ultraviolet regions, including landmine, anti-terrorist and drug detection programs, and provided research and development for nanometrology technologies. From 1971 to May 1999, Dr. Poteet served as Vice President/Principal Scientist for System Specialists, Inc., where he directed all research and development, including NASA airborne projects and advanced instruments for commercial and government programs. Dr. Poteet received his Ph. D. in 1970 in Experimental Solid State Physics from Virginia Polytechnic Institute (VPI) (Thesis topic: Nuclear Quadrupole Resonance in Superconductors). His M.S. in Physics is also from VPI, in 1968 (Thesis topic: Nuclear Magnetic Resonance in Superconductors).


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Officers, Directors and 10% stockholders of CDEX, other then those listed below, timely filed all reports subject to the reporting requirements of Section 16(a) during the fiscal year ended October 31, 2007.

The following table sets forth as of Feburary 8, 2008, the name and position of Officers, Directors and 10% stockholders of CDEX who failed to file on a timely basis any reports required pursuant to Section 16(A) during fiscal year ended October 31, 2007. As of February 13, 2008, Malcolm H. Philips has filed his Form 3 report and is now current with his required filings. The Company expects Dr. BD Liaw and Jeffrey Brumfield to complete their fillings within ten days.

                                                                   Report to be
Name                     Position                                  Filed
--------------------------------------------------------------------------------


Malcolm H. Philips       President and Chief Executive Officer     Form 3
                         and Chairman of the Board

Dr. BD Liaw              Director                                  Form 4

Jeffrey Brumfield        Investor                                  Form 3

CODE OF ETHICS

                            CDEX Inc. CODE OF ETHICS

The Board of Directors has adopted this Code of Ethics to guide the conduct of its directors, officers and employees in the conduct of the Company's business and financial dealings. All directors, officers and employees of the Company are expected to be familiar with this Code of Ethics and to adhere to and apply the principles and procedures set forth herein. The Company has designated a Committee of the Board of Directors to review compliance with the Code. In addition, the Company has designated contact persons to report potential violations of the Code or to discuss specific meanings of the Code. Should you have any questions or concerns or wish to discuss a possible violation of this Code of Ethics, you should contact either Donald Strickland or Malcolm Philips at 520 745 5172.

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

I. Honest and Candid Conduct: Each director, officer and employee must act with integrity, including being honest and candid while still maintaining the confidentiality of information in compliance with the Company's policies for the handling of confidential information as outlined in more detail in the company's standard non disclosure and non compete agreements. In addition, each director, officer and employee must adhere to the highest standard of business ethics and observe the letter, form and spirit of state and federal laws, as well as governmentally mandated accounting standards and other rules and regulations.

II. Conflicts of Interest/Corporate Opportunities: A "conflict of interest" arises when an individual's personal interest or position in the corporate management structure interferes with or is inconsistent with the interests of the Company or with the carrying out their duties in the best interests of the Company. A conflict of interest can arise when a director, officer or employee takes any action outside the Company or has any interest outside the Company that may make it difficult to perform his or her work for the Company objectively and effectively. Even the appearance of such a situation may create a conflict of interest. Any director, officer or employee contemplating a material transaction or relationship which could reasonably be expected to give rise to a conflict of interest, or the appearance of a conflict of interest, should discuss it with the Code of Ethics Contact Person prior to taking any action. Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest must be avoided and when detected they must be reported and action taken to relieve them immediately upon detection.

The following are examples of potential cases of conflict of interest. This list, however, is by no means exhaustive:

Significant ownership or other financial interest in any supplier or customer of the Company;

Any consulting, employment or other financial relationship with a significant supplier or customer, or with any competitor of the Company;

Any outside business activity which detracts from an individual's ability to devote an appropriate amount of time and/or attention to the Company;

Using company assets or influence for personal use or benefit;

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

Directors, officers and employees of the Company are prohibited from taking (directly or indirectly) a business opportunity that is discovered through the use of corporate property, information or position, unless the Company has approved in writing or been offered the opportunity and declined it. Any director, officer or employee contemplating such a transaction or business opportunity should first discuss it with the appropriate Code of Ethics Contact. Simply put, it is imperative that all put the Company's interest first. While a more comprehensive discussion of the Company's sexual harassment or racial prejudice policy will be provided, the Company will not tolerate such action or the failure to report to the appropriate Code of Ethics Contact such action, both of which will be dealt with equally.

III. Disclosure: Every director, officer or employee who is directly involved in the Company's financial affairs or decision-making or is part of the Company's SEC/public disclosure process must be familiar with and comply with the Company's disclosure controls and procedures and internal control over financial reporting, to the extent relevant to his or her area of responsibility. This also extends to ensuring that the Company's public disclosure documents filed with the SEC comply in all material respects, with the applicable securities laws and SEC rules and regulations. Such persons should consult with other Company officials with the goal of making full, fair, timely, accurate and understandable disclosure. Such persons must properly review and critically analyze proposed disclosure for accuracy and completeness and must not knowingly misrepresent, or cause others to misrepresent, facts about the Company to others, including the Company's independent auditors, counsel or governmental or self-regulatory organizations (such as the NASD).

IV. Compliance: It is the personal responsibility of each director, officer and employee to uphold the Company's policy of complying with all applicable laws, rules and regulations and to adhere to the standards and restrictions imposed thereby. It is against Company policy and, in many circumstances, illegal for a director, officer or employee to profit from undisclosed, nonpublic Company information. This includes trading in the Company's securities (either directly or indirectly) while in possession of material nonpublic information relating to the Company. Any director, officer or employee who is uncertain about the legality of a purchase or sale or business relationship or witnesses a violation of this code, should immediately consult with the Code of Ethics Contact Person or any Board member who will, if appropriate, discuss the matter with the board of directors and/or Company counsel.

V. Reporting and Accountability: All potential violations of this Code of Ethics will be reported to the Company's CEO. With respect to allegations of Code of Ethics violations related to employees who are not officers or directors, the CEO will be responsible for directing an appropriate investigation and, in conjunction with the Code of Ethics Contact Person for Employees, administering appropriate corrective actions. The board of directors will be responsible for directing an appropriate investigation and administering appropriate corrective action with respect to allegations of Code of Ethics violations related to officers or directors of the Company. The Company's board of directors is responsible for final interpretation of the Code of Ethics. The Company will not tolerate any delay in or failure to report or any retaliation against any other director, officer or employee who, in good faith, reports any existing or potential violation of this Code of Ethics. If a violation has occurred, the Company will take such disciplinary or preventive action as it deems appropriate. In certain cases, this may involve dismissal or notification of appropriate governmental authorities for appropriate prosecution or other action.

VI. Waiver: From time to time, the Company may waive one or more provisions of this Code of Ethics. But this can only be done in writing. Any request for a waiver of any provision of this code must be in writing and addressed to the board of directors. Prior to submitting a request for a waiver, you should consult with the appropriate Code of Ethics Contact Person. In certain cases, waivers of this Code of Ethics must be reported on Form 8-K to the Securities and Exchange Commission.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the remuneration of our Executive officers and significant employees:

                                        SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                  FISCAL     SALARY(1)       OPTION            ALL OTHER           TOTAL
POSITION                             YEAR                    AWARDS (2)        COMPENSATION (1)
------------------------------------------------------------------------------------------------------------
Malcolm Philips                     2007       $ 62,999      $280,595                               $343,594
President, CEO and Chairman         2006       $ 16,000      $      -          $349,000             $365,000
of the Board of Directors

Timothy D. Shriver                  2007       $201,560      $142,235                               $343,795
Sr. VP Technical Operations         2006       $163,690      $      -          $ 30,290             $193,980
Director

Dr. Wade Poteet                     2007       $138,000      $ 88,115                               $226,115
Principal Scientist                 2006       $131,000      $      -          $ 19,000             $150,000


(1) During 2007, Mr. Philips and Mr. Shriver deferred a portion of their cash salary. During 2006, pursuant to the terms of their respective Employment Agreement Agreements and based upon CDEX's financial condition, the executive officers have each foregone a portion of his stated salary, and have been paid instead in the form of cash and shares of common stock. All share amounts are subject to a vesting schedule with a risk of forfeiture in the event the employee does not remain with CDEX for the required amount of time. Dr. Poteet resigned from his employment position with the company effective January 1, 2006 and now serves on a full-time consultancy basis, continuing as the company's Principal Scientist. See discussion under Employment Agreements below for greater detail on the terms of employment including compensation.

(2) Stock option awards are exercisable within one or two years of the date of grant. The fair value of each option is estimated using the Black-Scholes option model with the following assumptions: volatility of 75%; dividend yield of 0%; risk free interest rate of 4.2% and expected terms of 3 to 5 years.

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

Effective June 11, 2007, the Company entered into an employment agreement with Mr. Philips whereby Mr. Philips became the CEO and President. The agreement provides for an annual salary of $180,000. The agreement provides for an award of 350,000 stock options with a strike price as the fair market value of the shares on June 11, 2007. These options vest on June 11, 2008 and terminate five years after the grant date. Furthermore, if the Company elects to terminate Mr. Philips' employment for any reason prior to June 11, 2009, the Company shall pay to Mr. Philips a severance fee of $200,000. In addition, on July 17, 2007, the Company granted to Mr. Philips 100,000 options with a strike price as of the fair market value at the time of granting.


Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Shriver. The amendment to Mr. Shriver's employment agreement provides for an annual cash salary of $180,000 as well as options which will vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The Company canceled all options granted to Mr. Shriver in 2006. On July 17, 2007, the Company granted to Mr. Shriver 200,000 options with a strike price the fair market value at the time of granting with 50% vesting immediately and 25% vesting in both 12 and 24 months.

The following table sets forth information regarding stock option awards to our Executive Officers and significant officers:

                             Option Awards at October 31, 2007

Name                         Number of           Number of             Option         Option
                             Securities          Securities           Exercise       Exercise
                             Underlying          Underlying            Price           Date
                             Unexercised         Unexercised
                             Options (#)         Options (#)
                             Exercisable         Unexercisable
Malcolm H. Philips              100,000                    -          $   0.15       7/17/2010
                                350,000                    -          $   0.22       6/11/2012

Timothy D. Shriver              100,000              100,000          $   0.15       7/17/2010

Dr.Wade Poteet                   50,000               50,000          $   0.15       7/17/2010

The following table sets forth information regarding stock based compensation granted to our Directors:

                   Director Summary
                     Compensation

             Name                     Option Awards


George Dials                            $32,713

Dr. BD Liaw                             $32,713

Donald W. Strickland                    $49,070

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

Stock options granted under the plan may be nonqualified stock options or incentive stock options, as provided in the plan. Incentive stock options are to be issued in accordance with Section 422 of the Internal Revenue Code of 1986, as amended. As such, incentive stock options may only be issued to employees of CDEX or any subsidiary of CDEX, must have an exercise price of no less than the fair market value of the common stock on the date of the grant; provided, however, that in the event the grantee is a ten percent stockholder, the exercise price shall not be less then 110% of fair market value of the common stock on the date of the grant. The aggregate fair market value of the underlying shares cannot exceed $100,000 for any individual option holder during any calendar year. Incentive stock options granted to a ten percent stockholder must expire no later than five years from the date of grant. Non-incentive options are not subject to the restrictions contained in Section 422, except that pursuant to the plan, such options cannot be exercisable at less than 85% of fair market value and must expire no later than ten years from the date of grant. The options are non-transferable and may not be assigned except that non-incentive options may, in certain cases be assigned to family members of the grantee.

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

2003 Stock Incentive Plan
-------------------------

On July 1, 2003, our shareholders adopted the 2003 Stock Incentive Plan, which has substantially the same terms as the 2002 Stock Incentive Plan. At the annual meeting of stockholders held on June 30, 2004, the shareholders authorized 10,000,000 shares in the aggregate for issuance under both the 2002 and 2003 plans, including 3,000,000 available for the Board of Directors to allocate at their discretion. At the annual meeting of the stockholders held on March 17, 2006, the shareholders approved an amendment to the 2003 Stock Incentive Plan increasing the number of Class A common stock available for issuance by an additional 3,500,000 shares. This amendment increased the aggregate number of shares available for issuance under both the 2002 and 2003 Stock Incentive Plans to 13,500,000. It should be noted that our 2005 Form 10-KSB correctly listed the aggregate number of shares reserved for issuance under the 2002 and 2003 Stock Incentive Plans as 10,000,000 shares and Form DEF 14A filed on February 14, 2006, as well as the second quarter 2006 10-QSB correctly noted an increase in the reserved shares by 3.5 million as approved at the March 17, 2006 Shareholder Meeting. However, the 2006 Form 10-KSB inadvertently listed the aggregate number of shares reserved for issuance under both the 2002 and 2003 Stock Incentive Plans as 10,000,000 shares. The 2003 Stock Incentive Plan provides for a pro rata increase in the number of shares permitted to be granted or issued for an increase in the authorized shares approved by the shareholders. At a special shareholders' meeting held on January 9, 2007, the shareholders approved an increase in the number of authorized shares from 50.2 million to 100 million. This shareholder action resulted in an automatic increase in the number of shares permitted to be issued or granted under the 2003 Stock Incentive Plan to approximately 26.9 million.

As of January 22, 2008, we have issued or granted 12,378,043 shares of common stock under the plans to certain of our officers, directors, consultants and employees, which are subject to forfeiture in accordance with the vesting schedules set forth in the granting agreements. Shares issued pursuant to the plans, whether underlying options or as restricted stock, generally may not be sold or transferred without the grantee first offering CDEX a right of first refusal to purchase the shares sought to be sold.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the stock ownership as of January 22, 2008 of:
(i) each person known by us, as of the date of this report, to be the beneficial owner of five percent (5%) or more of our common stock, (ii) each executive officer and director, individually, and (iii) our executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Item 11  Security Ownership of Certain Beneficial Owners and Management

Name and Address of          Position                         Title of Class         Amount of                     Percent of Class
Beneficial Owner (1)                                                            Beneficial Ownership
------------------------------------------------------------------------------------------------------------------------------------
Mr. Jeffery Brumfield        Investor                         Class A Common             6,970,042                    13.0%

Malcolm H. Philips, Jr.      Executive Offier and Director    Class A Common             2,377,853    (2)   (3)        4.4%

Timothy Shriver              Executive Offier and Director    Class A Common             1,259,322    (2)              2.4%

George Dials                 Director                         Class A Common               180,000    (2)              0.3%

Dr. BD Liaw                  Director                         Class A Common               175,000    (2)              0.3%

Donald W. Strickland         Director                         Class A Common                     -    (2)              0.0%

Carmen J. Conicelli          Director                         Class A Common                     -    (4)              0.0%


Shares of all named executives,                                                         10,962,217                    20.5%
significant employees and
directors as a group (6 persons)

(1) The address for each of the listed persons is c/o CDEX Inc., 4555 South Palo Verde Road, Suite 125, Tucson, AZ 85714.

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

(4) Mr. Carmen J. Conicelli was appointed a Director on October 9, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year ended October 31,2007, certain Directors and Officers loaned the Company $158,000. These notes mature in one year from the loan date and pay interest at the rate of 9% or 10% per year. The notes are convertible into Class A common stock with warrants.


                                     PART IV

ITEM 13. EXHIBITS

3.1 Amended and Restates Articles of Incorporation of the Company filed January 2, 2004, together with Certificate of Designation of Rights, Preferences and Privileges(1)

3.2       By-Laws of the Company adopted July 6, 2001(1)

3.3 Form 8-K filed on December 4, 2007 to amend By-Laws to increase the number of authorized shares from 50.2 million to 100 million (4)

4.1       Specimen certificate for shares of Company common stock (3)

4.2       2002 Stock Incentive Plan(1)

4.3       2003 Stock Incentive Plan(1)

4.4       Form of Securities Purchase Agreement(3)

10.1 Form 8-K announcing the appointment of August F. DeLuca as Chief Financial Officer and VP of Finance effective January 16, 2008 (4)

10.2 Form 8-K announcing the appointment of Malcolm H. Philips as Chairman of the Board of Directors, the appointment of Carmen J. Concicello as a Director and the resignation of Dr. BD Liaw as a Director effective October 9, 2007 (4)

10.3 Form 8-K announcing an amendment to the By-Laws effective November 27, 2007 (4)

10.4 Form 8-K announcing the appointment of Malcolm H. Philips as President and Chief Executive Officer and Director and also announcing the Company's intent to present and/or distribute to interested investors and analysts the "Investor Presentation", dated August 2007 and attached thereto (4)

10.5      Form 8-K announcing the change in the Company's independent auditor
          (4)

31        Rule 13a-14(a)/15d-14(a) Certification of Malcolm H. Philips

31        Rule 13a-14(a)/15d-14(a) Certification of August F. DeLuca

32        Section 1350 Certification of Malcolm H. Philips

32        Section 1350 Certification of August F. DeLuca

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

(4)       Incorporated by reference on various Form 8-Ks


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by S.E. Clark and Co., our independent auditor, for professional services rendered for the year ended October 31, 2007 and Aronson and Company, our prior independent auditors, for audit and professional services rendered for the fiscal years ended October 31, 2006 and 2007:


               Description              FY2006       FY2007
               -----------             -------      -------
               Audit fees              $58,000      $57,007
               Other services           15,600        6,850
                                       -------      -------
               Total                   $73,600      $63,857
                                       -------      -------

                                    CDEX Inc.
                      Index to Audited Financial Statements
                      Years Ended October 31, 2007 and 2006
--------------------------------------------------------------------------------


                                                                            Page
Report of Independent Registered Public Accounting Firm.......................F2

Audited Financial Statements:

   Balance Sheet..............................................................F4

   Statements of Operations...................................................F5

   Statements of Changes in Stockholder's Equity/(Deficit)....................F6

   Statements of Cash Flows...................................................F7

   Notes to Financial Statements..............................................F8

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheet of CDEX Inc. (the "Company") as of October 31, 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the year ended October 31, 2006, which are presented for comparative purposes. Those statements were audited by other auditors whose report contained an unqualified opinion with added comment pertaining to the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board, generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9 The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
January 19, 2008

Report of Independent Registered Public Accounting Firm


Board of Directors
CDEX Inc.
Tucson, Arizona

We have audited the accompanying Statements of Operations, Stockholders' Equity and Cash Flows of CDEX Inc. for the year ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CDEX Inc. for the year ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Aronson & Company
Rockville, Maryland
January 29, 2007

                                         CDEX Inc.
                           Balance Sheet as of October 31, 2007

Assets
          Current assets
                     Cash and cash equivalents                                 $     27,384
                     Accounts receivable                                             68,924
                     Finished goods inventory                                       113,489
                     Raw materials inventory                                         23,846
                     Prepaid expenses                                                94,520
                                                                               ------------
          Total current assets                                                      328,163

          Property and equipment                                                    651,327
                     Less: Accumulated depreciation                                (624,490)
                                                                               ------------
          Net property and equipment                                                 26,837

          Patents                                                                   100,000
                     Less: Accumulated amortization                                  (5,393)
                                                                               ------------
          Net patents                                                                94,607

          Other assets                                                                2,499
                                                                               ------------

Total Assets                                                                   $    452,106
                                                                               ============

Liabilities and Stockholders' Equity

          Current Liabilities
                     Accounts payable and accrued expenses                     $  1,343,274
                     Notes payable and accrued interest                             218,288
                     Advance payments                                               116,180
                     Deferred revenue                                               246,000
                                                                               ------------
          Total Current Liabilties                                                1,923,742


          Total Liabilities                                                       1,923,742

Commitments and Contingencies

Stockholders' Deficit
          Preferred Stock - Undesignated - $.005 par value per share,
                     350,000 shares authorized and none outstanding                       -
          Preferred Stock - Series A - $.005 par value per share,
                     150,000 shares authorized and 6,675 outstanding                     33
          Class A common stock - $.005 par value per share, 100,000,000
                     shares authorized and 51,569,407 outstanding                   257,851
          Additional paid in capital                                             23,928,584
          Accumulated deficit                                                   (25,658,104)
                                                                               ------------
Total Stockholders' Deficit                                                      (1,471,636)

Total Liabilities and Stockholders' Deficit                                    $    452,106
                                                                               ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations


                                                                    Years Ended
                                                                     October 31
                                                      ----------------------------------------

                                                          2006                       2007
                                                          ----                       ----

Revenue                                              $    283,385                $    505,193


Cost of Revenue                                           141,080                     176,208
                                                     ------------                ------------
Gross Profit                                              142,305                     328,985


Operating Expenses
       Research and Development costs                   1,298,594                     914,340
       General and administrative expenses              2,222,208                   1,877,027
                                                     ------------                ------------
Total Operating Expenses                                3,520,802                   2,791,367

Loss From Operations                                   (3,378,497)                 (2,462,382)

Other Income (Expense)
       Interest income                                      7,201
       Interest expense                                   (28,806)                    (21,587)
                                                     ------------                ------------
Total Other (Expense) Income                              (21,605)                    (21,587)
                                                     ------------                ------------
Net Loss                                             $ (3,400,102)               $ (2,483,969)
                                                     ============                ============

Basic and diluted net loss
       per common share:                             $      (0.09)               $      (0.05)

Basic and diluted weighted average
       common shares oustanding                        36,569,497                  45,831,502


The accompanying Notes to Financial Statements are an integral part of these financial statements.

CDEX Inc.

Statements of Changes in Stockholders' Equity/(Deficit)

                                                     Shares of   Shares of      Shares of
                                                     Preferred    Class A        Class B       Preferred   Class A       Class B
                                                       Stock    Common Stock   Common Stock      Stock   Common Stock  Common Stock
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                                         35,679,971      175,000   $          -  $   178,404  $        875
====================================================================================================================================
Sale of preferred stock for cash                       6,675               -                $         33  $         -
Sale of common stock for cash                                        457,563                              $     2,288
Shares issued for compensation                                       932,875                              $     4,664
Exchange of Class B for Class A common stock                         175,000     (175,000)                $       875  $       (875)
Remeasurement of compensation expense
Amortization of deferred compensation expense
Net loss

------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2006                              6,675      37,245,409                $         33  $   186,232  $          -
====================================================================================================================================


Sale of common stock for cash                                     13,477,998                              $    67,390
Shares issued to placement agent                                     556,000                              $     2,780
Stock option exercise                                                140,000                              $       700
Shares issued for compensation                                       150,000                              $       750
Fair value of stock option grants
Net loss

------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2007                              6,675      51,569,407                $         33  $   257,853
====================================================================================================================================

                                                                 Additional                                  Stock
                                                                   Paid-in      Deferred    Accumulated  Subscription
                                                                  Capital     Compensation    Deficit     Receivable       Total
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                                        $20,435,268   $   (72,536) $(19,774,033)  $         - $    767,978
====================================================================================================================================

Sale of preferred stock for cash                                 $   133,467                                           $    133,500
Sale of common stock for cash                                    $   140,712                                           $    143,000
Shares issued for compensation                                   $   792,733                                           $    797,398
Exchange of Class B for Class A common stock
Remeasurement of compensation expense                            $    (3,631)  $     3,631
Amortization of deferred compensation expense                                  $    68,906                             $     68,906
Net loss                                                                                     $(3,400,102)              $ (3,400,102)

------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2006                                        $21,498,550   $          - $(23,174,135) $         -  $ (1,489,320)
====================================================================================================================================

Sale of common stock for cash                                    $ 1,429,650                                           $  1,497,040
Shares issued to placement agent                                 $    91,740                                           $     94,520
Stock option exercise                                            $    20,900                                           $     21,600
Shares issued for compensation                                   $    28,000                                           $     28,750
Fair value of stock option grants                                $   859,743                                           $    859,743
Net loss                                                                                    $ (2,483,969)              $ (2,483,969)

------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2007                                        $23,928,584                $(25,658,104)              $ (1,471,636)
====================================================================================================================================


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc
                            Statements of Cash Flows

                                                                               Years Ended
                                                                                October 31
                                                                 --------------------------------------
                                                                      2006                   2007
                                                                      ----                   ----
Cash Flows from Operating Activities
           Net loss                                               $(3,400,102)           $(2,483,969)
           Adjustments to reconcile net loss to cash used by
                 operating activities
                            Depreciation and amortization              23,794                 34,714
                            Stock and deferred compensation           300,267                930,723
                            Noncash interest                           28,806                 21,162
                 Changes in operating assets and liabilities
                            Inventory                                 (39,571)               153,698
                            Accounts receivable                         9,110                (56,472)
                            Prepaid expenses and other assets           2,845                 (7,575)
                            Current liabilities                     1,266,098                (51,506)
                                                                  -----------            -----------
Net cash used by operating activities                              (1,808,752)            (1,459,226)

Cash Flows from Investing Activities
           Capitalized patent costs                                   (50,000)               (50,000)
           Purchase of property and equipment                         (36,162)                (8,958)
                                                                  -----------            -----------
Net cash used by investing activities                                 (86,162)               (58,958)

Cash Flows from Financing Activities
           Proceeds from sale of preferred stock                      156,000                216,540
           Proceeds from sale of common stock                         143,000              1,518,640
           Proceeds from note payable                                 180,000                213,100
           Repayment of preferred stock proceeds                            -               (239,040)
           Repayment of notes payable                                       -               (220,000)
                                                                  -----------            -----------
Net cash provided by financing activities                             479,000              1,489,240

Net increase (decrease) in cash                                    (1,415,913)               (28,944)

Cash and cash equivalents, beginning of the period                  1,472,242                 56,328
                                                                  -----------            -----------

Cash and cash equivalents, end of the period                      $    56,328            $    27,384
                                                                  ===========            ===========

Supplemental Cash Flow Information
           Actual cash payments for interest                      $         -            $       425
           Conversion of Class B to Class A common stock          $    18,250            $         -

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

                    Revenue recognition: Revenue is recognized in compliance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped and installation, if necessary, completed, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

                    Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $196,000 of deferred revenue at October 31, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program was not completed by October 31, 2007.

                    In fiscal years 2006 and 2007, revenue was recognized from sales to 9 and 11 customers, respectively. Sales to Baxa Corporation and Henry Ford Health Systems represented 60% and 15% of fiscal year 2006 revenue, respectively. Sales to Baxa Corporation were 79% of fiscal year 2007 revenue. No other customer in 2007 represented more than 5% of total sales.

                    Cash and cash equivalents: The Company maintains cash balances that may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

                    Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $23,794 and $29,322 for the years ended October 31, 2006 and 2007, respectively.

                    Inventory: Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing.

                    Advertising and marketing costs: The cost of advertising and marketing is expensed as incurred. Advertising and marketing expense was $109,897 and $26,320 for the years ended October 31, 2006 and 2007, respectively.

                    Research and development: Total research and development costs include labor and stock compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as research and development costs.

                    Stock-Based Compensation: In the fiscal year ended October 31, 2006, the Company followed SFAS No. 123, Accounting for Stock-Based Compensation. In accounting for stock options, as permitted by SFAS No. 123, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and accordingly recognized compensation expense for fixed stock option grants only when the exercise price was less than the fair value of the shares on the date of the grant.

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

                    The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                      Year Ended
                                                                October 31, 2006

                    Reported Net Loss                               $(3,400,102)

                    Add: Noncash stock compensation included        $   300,267
                               in reported net loss
                    Deduct: Total noncash stock compensation        $  (294,267)
                    expense determined under fair valued based
                    methods for all awards                          -----------

                    Pro Forma Net Loss                              $(3,394,102)

                    The effect of applying SFAS No. 123 on a pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

                    The weighted-average fair value of options granted during 2006 was $1,027,000, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%; dividend yield of 0%; average risk-free interest rate of 3.8% to 4.2%; and expected term of 5 years.

                    Stock-Based Compensation: For the fiscal year ended October 31, 2007, the Company followed SFAS 123 (Revised) Accounting for Stock Based Compensation and applied SFAS 123 (Revised) to equity based compensation paid to employees, Directors and consultants. The Statement requires a public entity to measure the cost of services received for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which services are provided. The fair value of stock options is estimated using the Black-Scholes option pricing model. Expected volatilities of 75% are based on the historical performance of our stock. The risk free interest rate of 4.2% is based upon the U.S. Treasury bond rate in effect at the time of the grant with maturities similar to the life of the options. The expected term of the options of 3 to 5 years represents the period of time that options are expected to remain unexercised.

                    The Company granted stock options in fiscal year 2005 and the first and second quarters of fiscal year 2006. In the third quarter of 2006 the company canceled all options by contractual agreement with the option holders. Accordingly, there are no options outstanding at October 31, 2006.

                    The following table illustrates the effect on net loss of applying SFAS 123(Revised) to stock-based compensation to the fiscal year ended October 31, 2007.

                                                                      Year Ended
                                                                October 31, 2007

                    Reported Net Loss                              $ (2,483,969)

                    Add: Noncash stock compensation included       $     28,750

                    Add: Stock option compensation expense
                    included                                       $    859,743
                                                                   ------------


                    Pro Forma Net Loss                             $ (1,595,476)

                    Earnings per Common Share - as reported        $      (0.05)

                    Earnings per Common Share - pro forma          $      (0.03)

                    Basic weighted average common shares             45,831,502
                    outstanding

                    The effect of applying SFAS No. 123(Revised) on a pro forma net income (loss) as stated above is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

                    The weighted-average fair value of options granted during 2007 was approximately $1,275,000, respectively. The options granted during 2006 were cancelled in 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%; dividend yield of 0%; average risk-free interest rate of 3.8% to 4.2%; and expected terms of 2 to 5 years.


                    Patent: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Patent Expenses were $5,392 and zero for 2007 and 2006, respectively.

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

2. Related party    During fiscal year ended October 31, 2007, certain Directors
   transaction      and Officers loaned the Company $158,000 included in Notes
                    Payable. These notes mature in one year from the respective loan dates, pay interest at the rate of 9% or 10% per year and are convertible into Class A common stock with warrants and have other terms similar to those notes payable provided by investor and further described below in Note 7 Notes
                    Payable.



3. New accounting   In December 2004, the FASB issued SFAS No. 123 (revised
   standards        2004), Accounting for Share-Based Payments ("SFAS123(R)").
                    SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, with the cost measured based on the estimated fair value of the equity or liability instruments issued. We are required to apply SFAS 123(R) as of the first annual reporting period that begins after December 15, 2005;
                    therefore, we adopted the new requirements beginning with our fiscal year 2007 as of November 1, 2006. The Company granted but then cancelled options in 2006, and hence this pronouncement would not have had a material impact on previously reported results.


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

                    In June 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.
                    109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006 and we adopted this statement for our fiscal year beginning November 1, 2007. Based upon our current net operating loss position, adoption of this new accounting pronouncement did not have an impact on our financial position or results of operation.

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



4. Income taxes     The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts which would have been computed using statutory rates as follows (000's):

                                                          Year Ended October 31,
                                                          ----------------------
                                                              2006       2007
                    ------------------------------------------------------------
                    Federal income taxes at the
                      maximum  statutory rate                $ 1,156    $   845
                    State income taxes, net of Federal tax
                      effect                                     126        114
                    Other                                         11         12
                    Increase in valuation allowance           (1,293)      (971)
                    ------------------------------------------------------------
                    Benefit from income taxes                $     -    $     -
                    ------------------------------------------------------------

                    Deferred income taxes were as follows as of October 31:
                                                               2006       2007
                    ------------------------------------------------------------
                    Stock based compensation                 $ 1,256    $ 1,569
                    Fixed asset basis difference                  37         34
                    Receivables excluded from income for
                    income tax reporting purposes                 (4)       (27)
                    Accounts payable and accrued expenses
                    deducted for
                      financial statement reporting purposes,
                      but not for income tax reporting
                      purposes                                   375        499
                    Net operating loss carryforward            4,474      5,023
                    ------------------------------------------------------------
                    Deferred tax asset                       $ 6,138    $ 7,113
                    Valuation allowance                      $(6,138)   $(7,113)
                    ------------------------------------------------------------
                    Total                                    $     -    $     -
                    ------------------------------------------------------------

                    For income tax purposes, the Company has net operating loss carryforwards of approximately $12.8 million at October 31, 2007 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

5. Stock grants     The Company determines stock based compensation expense as
   and options      the fair value, at the measurement date, of the service
                    received or the common stock issued, whichever is more reliably determinable.

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

                    In the case of employees and directors, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted. The compensation cost is re-measured at the fair value as of the end of each reporting period and the deferred compensation account is adjusted.

                    The Company has two separate stock plans - the 2002 and 2003 Stock Incentive Plans. Both plans provide for the issuance of stock options and stock grants. The 2002 Stock Incentive Plan permits the issuance of up to 3,500,000 shares through December 31, 2011. The 2003 Stock Incentive Plan permits the issuance of up to 26,892,000 shares through December 28, 2011 after subtracting any shares issued under the 2002 Plan. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined scientific and sales-related milestones. The Company granted 932,875 Class A common shares with a fair value of $797,398 during the year ended October 31, 2006. During the year ended October 31, 2007, the Company granted 150,000 Class A common shares with a fair value of $28,750 and issued 2,200,000 stock options with a fair value of $1,275,570.

                    Stock grant and stock option activity under the Plans is as follows:

                    Balance October 31, 2005                8,950,168
                       Granted                              2,622,875
                       Forfeited                           (1,990,000)
                                                           ----------
                    Balance October 31, 2006                9,583,043
                       Granted                              2,350,000
                       Forfeited
                                                           ----------
                    Balance October 31, 2007               11,933,043
                                                           ----------

                    Total compensation expense related to stock awards for employees and consultants was $300,267 and $28,750 for the years ended October 31, 2006 and 2007, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value.

                    Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted were exercisable pursuant to a three-year vesting schedule.


                    The following is a summary of all option activity:

                                       Number of            Weighted Average
                                        Shares               Exercise Price
                                        ------               --------------

Outstanding at October 31, 2005         300,000                   $ 1.10
Granted                               1,690,000                   $ 0.95
Cancelled                            (1,990,000)                  $ 0.97

Outstanding at October 31, 2006               -
granted                               2,200,000                   $ 0.17
exercised                               140,000                   $ 0.15

Outstanding at October 31, 2007       2,060,000                   $ 0.17

6. Stockholders'    During the fiscal year ended October 31, 2007, the Company
   Equity           sold 13,477,998 shares of Class A Common Stock for
                    $1,497,040, an average price of $.11 per share. In addition, the Company received $21,600 from the exercise of 140,000 stock options for Class A common Stock for an average exercise price of $.15 per share.

                    During the fiscal year ended October 31, 2006, the Class B (special voting rights) common stock was eliminated and all remaining shares were converted to Class A shares on a one-for-one basis.

                    During the fiscal year ended October 31, 2007, the Company engaged a placement agent to assist it in raising capital and paid the agent 556,000 Class A common stock with a fair market value at the time of grant of $94,520.

                    During the fiscal year ended October 31,2006, the Company sold 6,675 shares of Series A preferred stock at an average price of $20 per share for proceeds of $133,500. The preferred stock is convertible into common stock at the option of the shareholder at a conversion rate of approximately 29.851, or into approximately 199,255 common shares. The conversion rate is the quotient obtained by dividing $20 by $0.67 which is the weighted average fair market price of the common stock during the 20-day trading period prior to the preferred stock purchase closing of the preferred stock lead investor. The preferred stock has the following rights: no dividend requirements, a liquidation preference over all common shares, participating voting rights on an as-converted basis, and 199,255 common shares have been reserved for potential conversion.

                    In addition, the Company received net proceeds of $22,500 pursuant to an agreement requiring the Company to issue a new category of redeemable preferred stock. This amount is reflected as a liability as the Company does not have the authorized shares to meet this requirement as of October 31, 2006.

7. Notes Payable    During fiscal year 2007, the Company received $213,100 in
                    proceeds from notes payable. These notes bear interest of 9% or 10% per annum, mature between December 18, 2007 and October 31, 2008, one year from their respective effective dates, and are convertible at the lowest stock price 90 days prior to and 12 months after the loan date into Class A
                    Common Stock with warrants. The number of warrants equals the number of Class A common shares issued upon conversion of the notes payable plus accrued interest. The warrants have an exercise price equal to twice the conversion price.
                    At October 31, 2007, the Notes Payable plus accrued interest could be converted into approximately 1.6 million shares with approximately 1.6 million warrants with an aggregate exercise price of approximately $440,000.


8. Commitments      The future minimum lease payments required under operating leases that have an initial non-cancelable lease term greater than one year as of October 31, 2007 are as follows:

                    Year ending October 31,                           Amount
                    ------------------------------------------------------------
                      2008                                          $ 60,713
                      2009                                          $ 30,565
                    ------------------------------------------------------------
                      Total                                         $ 91,278
                    ------------------------------------------------------------

                    The future minimum royalty payments required under a patent license agreement are as follows: in calendar year 2008 $75,000 payable quarterly and in calendar year 2009 $50,000 payable quarterly. In addition to the future minimum royalty payments, the Company is required to pay a royalty on sales above a certain limit defined in the agreement.


9. Financial        The Company has incurred losses since its inception of
   condition        approximately $25,658,000 and has had limited product sales from its inception through fiscal year 2007. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

                    The Company's ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above. The existing cash balance will fund one month of operations if no additional cash is raised. The Company anticipates it will require approximately $2,500,000 to satisfy our current budgetary projections, which include substantial payments for the component parts associated with assembly of our products. The Company's continued operations, as well as the implementation of our business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Company continues to seek prospective investors who may provide some of this funding. The Company also anticipates it will need to maintain the current workforce to achieve commercially viable sales levels. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue. Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company's assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors.

                    During the fiscal year ended October 31, 2007, the Company received $1,489,240 in funding, comprised of:

                   o $216,540 received from the sale of preferred stock. These preferred shares were never issued and were converted into 2,346,212 shares of common stock during the second quarter of 2007.

                   o $1,518,640 received from the sale of 13,617,998 shares of common stock at an average price between $0.11 and $.12 per share. The investors received warrants to purchase up to 15,819,279 shares at exercise prices ranging from $.15 per share to $.45 per share from time periods ranging from one year to 2.5 years from the effective dates of the share purchases.

                   o   $213,100 for notes payable.

                   o   Repayment of a note payable in the amount of $220,000.

                   o Repayment of redeemable preferred stock liabilities of $239,040 which were recorded during 2006 and the quarter ended January 31, 2007 to reflect the liability incurred by the Company prior to issuance of the preferred shares pending the finalization of the negotiation of terms and conditions.

10. Subsequent      Subsequent to October 31, 2007, four investors during
    Event           December 2007 exercised 1,611,247 warrants providing the
                    Company with $322,000 of funding. The weighted average exercise price was $.20 per share. Two investors converted their notes payable and accrued interest in the amount of $41,029 into 341,901 shares of Class A common stock where the conversion price was $.12 per share. In January 2008, two investors purchased 325,000 shares of restricted Class A common stock for $130,000 and were granted two year warrants. In November 2007 and January 2008, a total of 135,000 stock options with a weighted average exercise price of $.15 per share were exercised providing the Company with $20,450 of funding.

                    Effective November 7, 2005, the company entered into a two year exclusive Reseller Agreement with Baxa Corporation to sell, market, and distribute the ValiMed(TM) product in the USA and Canada. This Reseller Agreement, as amended, expired on November 7, 2007 and was replaced by a non-exclusive Co-Marketing Agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2008.

                                    CDEX INC.




                       By:   /s/ Malcolm H. Philips
                            ------------------------------
                             Name: Malcolm H. Philips
                             Title: Chief Executive
                             Officer/President/Chairman of
                             the Board of Directors

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints Malcolm H. Philips, as such person's true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for such person in name, place and stead, to sign in any and all amendments to this report on Form 10-KSB, in any and all capacities, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agents, and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.




NAME                                  TITLE                         DATE
----                                  -----                         ----

/s/ Malcolm H. Philips          CHIEF EXECUTIVE OFFICER/       February 12, 2008
------------------------        PRESIDENT/CHAIRMAN OF THE
MALCOLM H. PHILIPS              BOARD OF DIRECTORS


/s/ Timothy Shriver             DIRECTOR                       February 12, 2008
------------------------
TIMOTHY SHRIVER

/s/ George Dials                DIRECTOR                       February 12, 2008
------------------------
GEORGE DIALS

/s/ Donald W. Strickland        DIRECTOR                       February 12, 2008
------------------------
DONALD W. STRICKLAND

/s/ Carmen J. Conicelli         DIRECTOR                       February 12, 2008
------------------------
CARMEN J. CONCICELLI