Form 10QSB
period 2008-01-31
CDEX INC
filed 2008-03-17
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2008

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

The number of shares outstanding of the issuer's common stock as of March 13, 2008 was 54,002,555 shares.


Transitional Small Business Disclosure Format Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-QSB
                  For the Fiscal Quarter Ended January 31, 2008

                                      INDEX

Part I        Financial Information

Item 1.      Financial Statements


Condensed Balance Sheet as of January 31, 2008............................... 3
Condensed Statements of Operations for the Three Months
ended January 31, 2008 and 2007 ............................................. 4
Condensed Statements of Cash Flow for the Three Months
ended January 31, 2008 and 2007  ............................................ 5
Notes to Condensed Financial Statements...................................... 6

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation  ............................................ 10
Item 3. Controls and Procedures............................................. 25

Part II          Other Information

Item 1. Legal Proceedings..................................................  25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........  25
Item 3. Defaults Under Senior Securities...................................  26
Item 4. Submission of Matters to a Vote of Security Holders................  26
Item 5. Other Information..................................................  26
Item 6. Exhibits...........................................................  26


Signatures.................................................................  27

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

                                          CDEX Inc.
                            Balance Sheet as of January 31, 2008
                                         (unaudited)
Assets
       Current assets
              Cash and cash equivalents                                              114,766
              Accounts receivable                                                     92,226
              Finished goods inventory                                                82,877
              Raw materials inventory                                                 16,727
              Prepaid expenses                                                        94,520
                                                                                ------------
       Total current assets                                                          401,116

       Property and equipment                                                        651,327
              Less: Accumulated depreciation                                        (632,442)
                                                                                ------------
       Net property and equipment                                                     18,885

       Patents                                                                       100,000
              Less: Accumulated amortization                                          (6,863)
                                                                                ------------
       Net patents                                                                    93,137

       Other assets                                                                    2,499

                                                                                ------------
Total Assets                                                                         515,636
                                                                                ============

Liabilities and Stockholders' Equity

       Current Liabilities
              Accounts payable and accrued expenses                             $  1,469,191
              Notes payable and  Accrued Interest                                    181,794
              Advance payments                                                        86,381
              Deferred revenue                                                       162,000
                                                                                ------------
       Total Current Liabilties                                                 $  1,899,366

       Total Liabilities                                                        $  1,899,366

Stockholders' Deficit
       Preferred Stock - Undesignated - $.005 par value per share,
              350,000 shares authorized and none outstanding
       Preferred Stock - Series A - $.005 par value per share,
              150,000 shares authorized and 6,675 outstanding                             33
       Class A common stock - $.005 par value per share, 100,000,000
              shares authorized and 53,982,555 outstanding                           269,917
       Additional paid in capital                                                 24,461,810
       Accumulated deficit                                                       (26,115,491)
                                                                                ------------
Total Stockholders' Deficit                                                       (1,383,730)

                                                                                ------------
Total Liabilities and Stockholders' Deficit                                          515,636
                                                                                ============


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                             Statements of Operation
                                   (unaudited)

                                                      Three Months Ended
                                                          January 31
                                                   2007                 2008

Revenue                                       $     21,635         $    183,096


Cost of Revenue                               $      3,345         $     37,731
                                              ------------         ------------

Gross Profit                                  $     18,290         $    145,365


Operating Expenses
      Development costs                            182,519              224,343
      General and administrative expenses          268,273              373,874
                                              ------------         ------------
Total Operating Expenses                      $    450,792         $    598,217

Loss From Operations                          $   (432,502)        $   (452,852)

Other Income (Expense)
      Interest income
      Interest expense                        $    (16,124)        $     (4,535)
                                              ------------         ------------
Total Other (Expense) Income                  $    (16,124)        $     (4,535)

                                              ------------         ------------
Net Loss                                      $   (448,627)        $   (457,387)
                                              ============         ============

Basic and diluted net loss
      per common share:                       $      (0.01)        $      (0.01)

Basic and diluted weighted average
      common shares oustanding                  37,727,461           52,685,778


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                              CDEX Inc.
                                      Statements of Cash Flows
                                             (unaudited)
                                                                               Three Months Ended
                                                                                   January 31
                                                                             2007             2008
Cash Flows from Operating Activities
      Net loss                                                            $(448,627)       $(457,387)
      Adjustments to reconcile net loss to cash used by
            operating activities
                  Depreciation and amortization                               9,167            9,422
                  Stock and deferred compensation                                 -           52,583
                  Noncash interest                                           16,124            4,536
            Changes in operating assets and liabilities
                  Inventory                                                  (7,576)          37,731
                  Accounts receivable                                          (126)         (23,303)
                  Prepaid expenses and other assets                               -          (29,799)
                  Current liabilities                                        (9,694)          21,149
                                                                          ---------        ---------
Net cash used by operating activities                                     $(440,731)       $(385,067)

Cash Flows from Investing Activities
      Capitalized patent costs                                              (50,000)               -
      Purchase of property and equipment                                          -                -
                                                                          ---------        ---------
Net cash used by investing activities                                     $ (50,000)               -

Cash Flows from Financing Activities
      Proceeds from sale of preferred stock                                 216,540                -
      Proceeds from sale of common stock                                    276,000          513,478
      Proceeds from note payable                                             23,550                -
      Repayment of preferred stock proceeds                                       -
      Repayment of notes payable                                                  -          (41,029)
                                                                          ---------        ---------
Net cash provided by financing activities                                 $ 516,090        $ 472,449

Net increase (decrease) in cash                                           $  25,359           87,382

Cash and cash equivalents, beginning of the period                        $  56,328        $  27,384

                                                                          ---------        ---------
Cash and cash equivalents, end of the period                              $  81,687        $ 114,766
                                                                          =========        =========

Supplemental Cash Flow Information
      Conversion of notes payable to common stock                                          $  41,029

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                January 31, 2008


1. General

The financial statements included herein have been prepared, without audit, pursuant to the regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in CDEX Inc.'s Audited Financial Statements for the year ended October 31, 2007.

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2008, results of operations for the three month period ended January 31, 2008, and cash flows for the three month period ended January 31, 2008. Interim results are not necessarily indicative of results for an entire year.

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

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended January 31, 2008 the Company recognized previously deferred revenue in the amount of $84,000 for ValiMed(TM) units shipped to BAXA Corporation. At January 31, 2008 the Company has deferred revenue in the amount of $112,000 for ValiMed(TM) units purchased by BAXA Corporation. Further, the company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond January 31, 2008.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expenses were $7,952 and $7,206 for the three months ended January 31, 2008 and 2007, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expenses were $1,471 and $1,961 for the three months ended January 31, 2008 and 2007, respectively.

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

Net Loss Per Common Share: Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each quarter. The effect of common stock equivalents is not considered as it would be anti-dilutive.

3. Stock Based Compensation

All stock based compensation is recorded at fair value. The Company has provided restricted stock grants to employees and consultants as a significant element of their compensation. The Company stopped providing restricted stock grants as compensation to employees during the 2006 fiscal year.

There were no shares granted to employees and consultants for compensation during the three months ended January 31, 2008.

4. Stock Options

During the three month period ended January 31, 2008, stock options were granted with an exercise price equal to the market price at the date of grant. The options granted are exercisable pursuant to a three year, four year and five year vesting schedules. The fair value of these options is estimated using the Black-Scholes option pricing model. The cost of these options will be recognized over the period during which services are provided. Expected volatilities of 75% are based on the historical performance of our stock. The risk free interest rate of 4.2% is based upon the U.S. Treasury bond rate in effect at the time of the grant with maturities similar to the life of the options. The expected term of the options of 3 to 5 years represents the period of time that options are expected to remain unexercised.

The following is a summary of all option activity for the three month ended January 31, 2008:

--------------------------------------------------------------------------------
                                Number of Shares          Weighted Average
                                                          Exercise Price
--------------------------------------------------------------------------------
Options outstanding at
October 31, 2007                      2,060,000                 $.17
--------------------------------------------------------------------------------
Options Granted                         250,000                 $.47
--------------------------------------------------------------------------------
Options Exercised                       135,000                 $.15
--------------------------------------------------------------------------------
Options Cancelled
--------------------------------------------------------------------------------
Options Expired
--------------------------------------------------------------------------------
Options outstanding at
January 31, 2008                      2,175,000                 $.20
--------------------------------------------------------------------------------
Options Exerciserable                 1,222,500                 $.20
At January 31, 2008

--------------------------------------------------------------------------------


5.  Stockholders' Equity

During the three months ended January 31, 2008, the Company sold 325,000 shares of common stock for $130,000, or $.40 per share. One lender and one Director converted their notes payable and accrued interest in the aggregate amount of $41,029 into 341,901 shares, or $.12 per share. Several investors exercised 1,611,247 warrants for an aggregate amount of $322,000, or $.20 per share. Three individuals exercise 135,000 stock options for $20,450 or $.15 per share.

6.  Notes Payable

During the three months ended January 31, 2008, the Company received no proceeds from additional borrowings.

7.  Subsequent Events

Subsequent to January 31, 2008, the Company received funding of $20,050 from note payable from an entity controlled by a Director. The note pays interest of 10%, is convertible into common stock with attached warrants, is payable upon demand or matures twelve months from the Loan Date. In addition, one note payable plus accrued interest in the amount of $26,135 owned by an entity controlled by a Director was converted into approximately 218,000 shares of common stock with an equal number of warrants. The Company received $4,000 from the exercise of 25,000 stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

PLAN OF OPERATION
General
--------

CDEX Inc. is a technology development company that is currently applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security, and brand protection markets. CDEX is a public company and its common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices and research and development laboratories in Tucson, Arizona. Currently, CDEX is focused in three distinct markets:

1. Healthcare - Validation of substances and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, and detection of the diversion of narcotics and controlled substances);

2. Security and Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs, and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

3. Brand Protection - Detection of counterfeit or sub-par products for brand protection (e.g., inspection of incoming raw materials, outgoing final products, and products in the distribution channel).

ValiMed(TM) Product Line
-------------------------

ValiMed is the medical product line of CDEX. The current ValiMed product line uses Enhanced Photoemission Spectroscopy to validate, in virtually real time, high-risk medication admixtures, as well as returned narcotics to provide an increased level of patient safety. Products in the ValiMed(TM) line compare the mathematically processed spectroscopic signature of a tested medication to the correct signature in the CDEX Medication Signature Library and return an easy to understand "validated" or "not validated" result, requiring no user interpretation.

In 2006, CDEX management and staff successfully completed second stage implementation of the production plan for the ValiMed(TM) Medication Validation System, and began shipment of production units to clients. In the first half of FY 2007, CDEX began the expansion of the ValiMed Product Line and its corresponding Medication Signature Library. This expansion was announced and associated sales launched in the 3rd fiscal quarter of 2007. This has resulted in an influx of prospective clients and contracts for sale of ValiMed units signed with new and existing clients. During the first half of fiscal year 2007, CDEX also contacted all of its existing ValiMed clients to allow them to convert to the expanded ValiMed Units and Signature Library. CDEX is continuing to add signatures to its Medication Signature Library which currently stands at over 160 signatures. CDEX continues to sell and install its ValiMed product line to major US hospitals.

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

In the first quarter of FY 2008, CDEX announced a series of initiatives involving international expansion, hiring of a VP of International Sales and Marketing located in France, and a representative in the United Kingdom, as well as a partnership cooperation between CDEX and the London Imperial College Healthcare NHS Trust. This led to the February 2008, installation for reference testing of two ValiMed Units in the Charing Cross and Hammersmith Hospitals in London. The Company continues to expand its international presence for the ValiMed product line. While these companies may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will result in substantial revenue for CDEX.

ValiMed(TM) has transitioned from a beta-test product to a production product. Management does not expect the revenues from ValiMed(TM) to grow in a linear or predictable manner due to the fact that ValiMed(TM) is a relatively new product.

In the first fiscal quarter 2008, CDEX continued to expand the ValiMed product line with an increasing signature library and units for specialized applications.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. CDEX is continuing to seek such funding.

Illicit Drug Detector
----------------------

In FY 2007, CDEX completed beta testing with law enforcement partners of its ID2, Methamphetamine Scanner, a hand held, battery operated device capable of detecting trace quantities of methamphetamine on virtually all surfaces in real time while in a scan mode. As a result of beta testing, the ID2 was modified and field tested. It is expected that the production cycle of the Methamphetamine Scanner will start in the second quarter of fiscal year 2008. Potential markets for the Methamphetamine Scanner include law enforcement, school systems, property inspection (e.g. homes, apartments, automobiles and hotels), healthcare and private investigation. There is no assurance that the Company will be successful in penetrating these markets.

R&D
----

In the first half of fiscal year 2007, CDEX continued research and development efforts with several other potential products for the medical and security markets.

Intellectual Property
-----------------------

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Revenue: Revenue was $183,096 and $21,635 during the three months ended January 31, 2008 and January 31, 2007, respectively. The increase in revenue of $161,461 resulted primarily from the installation of ValiMed units along with higher installation and training fees and higher sales of customer supplies. In the first fiscal quarter of 2008, the Company recognized $84,000 of deferred revenue when it delivered ValiMed units to end users. As of January 31, 2008, the Company has deferred revenue of $162,000. The deferred revenue is for ValiMed(TM) units paid for by Baxa Corporation and for payments received from the Missouri State Highway Patrol for the beta testing of the Methamphetamine Detection Device.

Cost of revenue: Cost of revenue was $37,731 and $3,345 during the three months ended January 31, 2008 and January 31, 2007. The increase in the cost of revenue was primarily for the ValiMed units that were installed during the quarter.

Research and development costs: Research and development costs were $224,343 during three months ended January 31, 2008, compared with $182,519 during the three months ended January 31, 2007. The increase of $41,824 (or 23%) resulted primarily from an increase in non-payroll expenditures for materials used in research activities associated with continuing drug signature development and methamphetamine scanner development.

General and administrative expenses: General and administrative expenses were $373,874 during the three months ended January 31, 2008, compared with $268,273 during the three months ended January 31, 2007. This increase of $105,601(or 39%) resulted from an increase in professional services and travel expenses associated with marketing.

Other income (expense): Interest expense was $4,535 and $16,214, respectively, during three months ended January 31, 2008 and 2007.

Net loss was $457,387 during the three months ended January 31, 2008, compared with a net loss of $448,627 during the three months ended January 31, 2007, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses and will require financing for working capital and to finance its operations. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of January 31, 2008, we had negative working capital of $1,498,250 including $114,766 of cash and cash equivalents. We anticipate the need to raise additional capital over the next six months. Our continued operations will depend upon our ability to implement our business plan and to raise additional funds through bank borrowings, equity or debt financing. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the three months ended January 31, 2008, the Company had net cash flows from financing activities of $472,449 in funding, comprised of:

     o $130,000 received from the sale of 325,000 shares of Class A restricted common stock at a price of $0.40 per share. The investors received warrants to purchase up to 325,000 shares at an exercise price of $.60 per share for a two year period from the effective dates of the share purchases.

     o $322,000 received from the exercise of 1,611,247 warrants for an average price $.20 per share.

     o $20,450 received from the exercise of 135,000 stock options for an average price of approximately $.15 per share.

     o Issuance of 341,901 shares of common stock in the amount of $41,029 (which is included in Proceeds from sale of common stock in the Cash Flow statement) as repayment of a notes payable plus accrued interest.


We had a net increase in cash and cash equivalents of $87,382 during the three months ended January 31, 2008, compared with a net increase of $25,359 during the three months ended January 31, 2007. We used net cash of $385,067 and $440,731 in operating activities during the three months ended January 31, 2008 and 2007, respectively. We received net cash provided by financing activities in the amount of $472,449 and $516,090 from the sale of common stock to accredited investors less repayment of notes payable during the three months ended January 31, 2008 and 2007, respectively.

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

DEFERRED REVENUE: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended January 31, 2008 the Company recognized previously deferred revenue in the amount of $84,000 for ValiMed units shipped to BAXA Corporation. As of January 31, 2008, the Company has deferred revenue in the amount of $112,000 for ValiMed units. In addition, the Company deferred $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond July 31, 2007.

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

PROPERTY AND EQUIPMENT: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expenses were $7,952 and $7206 for the three months ended January 31, 2008 and 2007, respectively.

PATENT: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expenses were $1,471 and $1,961 for the three months ended January 31, 2008 and 2007, respectively.

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

RISKS RELATED TO OUR BUSINESS

The following risk factors should carefully consider along with all of the other information in this report. The following risks relate principally to CDEX's business and contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" below.

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

If working capital or future acquisitions are financed through the issuance of equity securities, CDEX shareholders will experience dilution proportional to the equity issued. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the currently outstanding CDEX shares of common stock. The conversion of future debt obligations into equity securities could also have a dilutive effect on our shareholders. Also, to conserve our cash, we may elect to compensate providers of services by issuing stock or stock options in lieu of cash.

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

For the quarter ended January 31, 2008, as required by SEC Rule 13a-15(b), the President and Chief Executive Officer and the qualified part time Chief Financial Officer acting on a consultancy basis conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting. Based upon this evaluation, they concluded that, as of January 31, 2008 the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting of the Company which would have a material effect thereon since its last report filed on Form 10-KSB, dated October 31, 2007.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2008, the Company sold 325,000 shares of common stock for $130,000, or $.40 per share. One lender and one Director converted their notes payable and accrued interest in the aggregate amount of $41,029 into 341,901 shares, or $.12 per share. Several investors exercised 1,611,247 warrants for an aggregate amount of $322,000, or $.20 per share. Three individuals exercise 135,000 stock options for $20,450 or $.15 per share. In addition, three individuals were granted 250,000 stock options with an aggregate exercise price of $118,500 or a weighted average exercise price of $.47 per share.

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

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On February 18, 2008, the Company filed a report on Form 8-K to announce the appointment of Timothy D. Shriver as the Company's Chief Operating Officer.


31. Rule 13a-14(a) Certification of Malcolm H. Philips, Jr., President and Chief Executive Officer.

31. Rule 13a-14(a) Certification of August F. DeLuca, Vice President of Finance and Chief Financial Officer.

32. Section 1350 Certification of Malcolm H. Philips, Jr., President and Chief Executive Officer.

32. Section 1350 Certification of August F. DeLuca, Vice President of Finance and Chief Financial Officer.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.


                                    CDEX INC.


By:      /s/  Malcolm H. Philips, Jr.
         ----------------------------
Name:    Malcolm H. Philips, Jr.
Title:   President and Chief Executive
         Officer

By:      /s/  August F. DeLuca
         ----------------------------
Name:    August F. DeLuca
Title:   Vice President of Finance and Chief Financial
         Officer