Form 10QSB
period 2008-04-30
CDEX INC
filed 2008-06-16
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2008

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

The number of shares outstanding of the issuer's common stock as of June 13, 2008 was 56,687,677 shares.


Transitional Small Business Disclosure Format Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended April 30 2008

                                      INDEX

Part I Financial Information

Item 1.   Financial Statements

 Condensed Balance Sheet as of April 30 2008 ......................  3
 Condensed Statements of Operations for the Three
 and Six Months ended April 30, 2007 and 2008 .....................  4
 Condensed Statements of Cash Flow for the Three
 and Six Months ended April 30, 2007 and 2008 .....................  5
 Notes to Condensed Financial Statements ..........................  6

 Item 2.  Management's Discussion and Analysis of Financial
 Condition or Plan of Operations ..................................  9
 Item 3.  Controls and Procedure .................................. 23

Part II           Other Information

 Item 1.  Legal Proceedings........................................ 24
 Item 2.  Unregistered Sales of Equity Securities
 and Use of Proceeds .............................................. 24
 Item 3.  Defaults Under Senior Securities......................... 24
 Item 4.  Submission of Matters to a Vote of Security Holders...... 24
 Item 5.  Other Information........................................ 24
 Item 6.  Exhibits................................................. 24

Signatures......................................................... 26

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CDEX Inc.
                       Balance Sheet as of April 30, 2008
                                    unaudited

Assets
         Current assets
                     Cash and cash equivalents                                                      $     28,615
                     Accounts receivable                                                                  76,313
                     Finished goods inventory                                                             46,040
                     Raw materials inventory                                                              19,451
                     Prepaid expenses                                                                     94,520
                                                                                                    ------------
         Total current assets                                                                       $    264,938
         Property and equipment                                                                     $    651,327
                     Less: Accumulated depreciation                                                     (640,394)
                                                                                                    ------------
         Net property and equipment                                                                 $     10,932

         Patents                                                                                    $    100,000

                     Less: Accumulated amortization                                                       (8,334)
                                                                                                    ------------
         Net patents                                                                                $     91,666

         Other assets                                                                               $      2,499
                                                                                                    ------------
Total Assets                                                                                        $    370,036
                                                                                                    ============
Liabilities and Stockholders' Equity

         Current Liabilities
                     Accounts payable and accrued expenses                                          $  1,681,714
                     Notes payable and  accrued interest                                                 179,780
                     Advance payments                                                                     26,802
                     Deferred revenue                                                                     50,000
                                                                                                    ------------
         Total Current Liabilties                                                                   $  1,938,296

         Long Term Liabilities

                     Notes Payable and accrued interest                                             $     75,448
                                                                                                    ------------
         Total Long Term Liabilities                                                                $     75,448

         Total Liabilities                                                                          $  2,013,744

Stockholders' Deficit
         Preferred Stock - Undesignated - $.005 par value per share,
                     350,000 shares authorized and none outstanding
         Preferred Stock - Series A - $.005 par value per share,
                     150,000 shares authorized and 6,675 outstanding                                          33
         Class A common stock - $.005 par value per share, 100,000,000
                     shares authorized and 54,985,753 outstanding                                        274,933
         Additional paid in capital                                                                   24,654,774
         Accumulated deficit                                                                         (26,573,448)
                                                                                                    ------------
Total Stockholders' Deficit                                                                           (1,643,708)
                                                                                                    ------------
Total Liabilities and Stockholders' Deficit                                                         $    370,036
                                                                                                    ============

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                             Statements of Operation
                                    unaudited

                                                                       Three Months Ended                  Six Months Ended
                                                                            April 30                           April 30
                                                                      2007            2008              2007            2008
                                                                      ----            ----              ----            ----
Revenue                                                          $     26,985    $    220,376      $     48,620    $    403,473


Cost of Revenue                                                  $      3,346    $     40,242      $      6,691    $     77,973
                                                                 ------------    ------------      ------------    ------------
Gross Profit                                                     $     23,639    $    180,135      $     41,929    $    325,500

Operating Expenses
              Development costs                                  $    116,767    $    211,475      $    299,286    $    435,818
              General and administrative expenses                     300,756         422,104           569,029         795,978
                                                                 ------------    ------------      ------------    ------------
Total Operating Expenses                                         $    417,523    $    633,579      $    868,315    $  1,231,796

Loss From Operations                                             $   (393,884)   $   (453,445)     $   (826,386)   $   (906,297)

Other Income (Expense)
              Interest income
              Interest expense                                   $       (635)   $     (4,513)     $    (16,759)   $     (9,048)
                                                                 ------------    ------------      ------------    ------------
Total Other (Expense) Income                                     $       (635)   $     (4,513)     $    (16,759)   $     (9,048)
                                                                 ------------    ------------      ------------    ------------
Net Loss                                                         $   (394,518)   $   (457,958)     $   (843,145)   $   (915,345)
                                                                 ============    ============      ============    ============
Basic and diluted net loss
              per common share:                                  $      (0.01)   $      (0.01)     $      (0.02)   $      (0.02)

Basic and diluted weighted average
              common shares oustanding                             44,285,290      54,444,559        41,006,375      53,565,169


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Cash Flows
                                    unaudited

                                                                                           Six Months Ended
                                                                                               April 30
                                                                                        2007              2008
                                                                                        ----              ----
Cash Flows from Operating Activities
       Net loss                                                                   $  (843,145)        $  (915,345)
       Adjustments to reconcile net loss to cash used by
              operating activities
                    Depreciation and amortization                                      16,863              18,845
                    Stock and deferred compensation                                    28,750              80,413
                    Noncash interest                                                   16,660               9,048
              Changes in operating assets and liabilities
                    Inventory                                                           7,324              71,844
                    Accounts receivable                                                (1,835)             (7,389)
                    Prepaid expenses and other assets                                       -             (89,378)
                    Other assets                                                            -                   -
                    Current liabilities                                               (87,085)            121,672
                                                                                  -----------         -----------
Net cash used by operating activities                                             $  (862,468)        $  (710,288)

Cash Flows from Investing Activities
       Capitalized patent costs                                                   $   (50,000)        $         -
       Purchase of property and equipment                                                   -                   -
                                                                                  -----------         -----------
Net cash used by investing activities                                             $   (50,000)        $         -

Cash Flows from Financing Activities
       Proceeds from sale of preferred stock                                          (22,500)                  -
       Proceeds from sale of common stock                                           1,205,040             683,628
       Proceeds from note payable                                                      23,550              95,050
       Proceeds from convertible notes payable                                              -                   -
       Proceeds from related party convertible notes payable                                -                   -
       Repayment of preferred stock proceeds                                                -                   -
       Repayment of notes payable                                                    (220,000)            (67,159)
                                                                                  -----------         -----------
Net cash provided by financing activities                                         $   986,090         $   711,519

Net increase (decrease) in cash                                                   $    73,622         $     1,231

Cash and cash equivalents, beginning of the period                                $    56,328         $    27,384
                                                                                  -----------         -----------
Cash and cash equivalents, end of the period                                      $   129,950         $    28,615
                                                                                  ===========         ===========

Supplemental Cash Flow Information

       Conversion of notes payable to common stock                                $   220,000         $    67,159
       Conversion of preferred stock to common stock                              $   239,040         $         -
       Common stock issued in non-cash transactions                               $    28,750         $     8,520

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 April 30, 2008

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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2008, results of operations for the three and six month periods ended April 30, 2008 and 2007, and cash flows for the three and six month periods ended April 30, 2008 and 2007. Interim results are not necessarily indicative of results for an entire year.

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

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended April 30, 2008, the Company recognized previously deferred revenue in the amount of $112,000 for ValiMed(TM) units shipped to BAXA Corporation. The company has deferred revenue of $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond April 30, 2008.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $15,905 and $14,412 for the six months and $7,952 and $7,206 for the three months ended April 30, 2008 and 2007, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $2,941 and $2,451 for the six months and $1,471 and $490 for the three months ended April 30, 2008 and 2007, respectively.

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

There were no shares granted to employees and consultants for compensation during the three months ended April 30, 2008.

4. Stock Options

During the three month period ended April 30, 2008, stock options were granted with an exercise price equal to the market price at the date of grant. The options granted are exercisable pursuant to a three year, four year and five year vesting schedules. The fair value of these options is estimated using the Black-Scholes option pricing model. The cost of these options will be recognized over the period during which services are provided. Expected volatilities of 75% are based on the historical performance of our stock. The risk free interest rate of 4.2% is based upon the U.S. Treasury bond rate in effect at the time of the grant with maturities similar to the life of the options. The expected term of the options of 3 to 5 years represents the period of time that options are expected to remain unexercised.

The following is a summary of all option activity for the three month ended April 30, 2008:

                                  Number of Shares             Weighted Average
                                                                Exercise Price

Options Outstanding                  2,175,000                      $   .20
at January 31, 2008

Options Granted                        875,000                      $   .30

Options Exercised                       75,000                      $   .15

Options Cancelled                            -

Options Expired                              -

Options Outstanding                  2,975,000                      $   .23
at April 30, 2008

Options Exercisable                  1,332,500                      $   .20
at April 30, 2008

5.  Stockholders' Equity

During the three months ended April 30, 2008, the Company sold to an existing investor 115,385 shares of restricted Class A Common Stock for $30,000, or $.26 per share. Two investors exercised 566,667 warrants for an aggregate amount of $94,000, or $.17 per share. Three individuals exercised 75,000 stock options for an aggregate amount of $11,500 or $.15 per share. As mentioned below in the Notes Payable section, one existing investor converted his note payable and accrued interest in the aggregate amount of $26,130 into 217,747 Class A Common Shares, or $.12 per share.

6.  Notes Payable

During the three months ended April 30, 2008, the Company received $20,050 in proceeds under a note payable with an existing investor. In addition, the Company issued 217,747 Class A Common Stock as payment of a note payable and accrued interest in the amount of $26,130 or $.12 per share. In addition, the Company entered into a $75,000 unsecured Convertible Note bearing interest at 9.9% per year and maturing in two years. The Convertible Note and accrued interest is convertible into the Common Stock of the Company after six months based upon a Conversion Price defined in the agreement.

7. Subsequent Event

Subsequent to April 30, 2008, an entity controlled by a Director loaned the Company $30,050 under a note payable agreement. The note pays interest at the rate of 10% per year, is convertible into common stock with attached warrants, is payable upon demand or matures twelve months from the Loan Date. In addition, two investors purchased 457,143 shares of restrict Class A Common Shares for $124,000, or $.27 per share. An existing investor exercised a warrant for $25,000 and received 166,667 shares of restricted Class A Common Stock and another existing investor converted his note plus accrued interest in the amount of $26,822 into 225,114 unrestricted Class A Common Shares. The Company issued a total of 853,000 restricted Class A Common Shares to three consultants as a settlement for compensation for service provided.

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

ValiMed(TM) Product Line
------------------------

ValiMed(TM) is the medical product line of CDEX. The current ValiMed(TM) product line uses Enhanced Photoemission Spectroscopy to validate, in virtually real time, high-risk medication admixtures, as well as returned narcotics to provide an increased level of patient safety. Products in the ValiMed(TM) line compare the mathematically processed spectroscopic signature of a tested medication to the correct signature in the CDEX Medication Signature Library and return an easy to understand "validated" or "not validated" result, requiring no user interpretation.

In 2006, CDEX management and staff successfully completed second stage implementation of the production plan for the ValiMed(TM) Medication Validation System, and began shipment of production units to clients. In the first half of FY 2007, CDEX began the expansion of the ValiMed Product Line and its corresponding Medication Signature Library. This expansion was announced and associated sales launched in the 3rd fiscal quarter of 2007. This has resulted in an influx of prospective clients and contracts for sale of ValiMed units signed with new and existing clients. The CDEX Medication Signature Library currently stands at over 160 signatures. CDEX continues to sell and install its ValiMed product line to major US hospitals.

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

ValiMed(TM) has transitioned from a beta-test product to a production product. Management does not expect the revenues from ValiMed to grow in a linear or predictable manner due to the fact that ValiMed is a relatively new product.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. CDEX is continuing to seek such funding.

Illicit Drug Detector
---------------------

In FY 2007, CDEX completed beta testing with law enforcement partners of its ID2, Methamphetamine Scanner, a hand held, battery operated device capable of detecting trace quantities of methamphetamine on virtually all surfaces in real time while in a scan mode. As a result of beta testing, the ID2 was modified and field-tested. CDEX has now solidified the design of the production Meth Scanner and began the first production cycle. The first delivery to a prospective client is expected in June 2008. Potential markets for the Methamphetamine Scanner include law enforcement, school systems, property inspection (e.g. homes, apartments, automobiles and hotels), healthcare and private investigation. There is no assurance that the Company will be successful in penetrating these markets.

R&D
----

In the first half of fiscal year 2008, CDEX continued research and development efforts with several other potential products for the medical and security markets.

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

                              RESULTS OF OPERATIONS

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Revenue: Revenue was $220,376 and $26,985 during the three months ended April 30, 2008 and April 30, 2007, respectively. The increase in revenue of $193,392 resulted primarily from the installation of ValiMed(TM) units, including recognizing $112,000 of deferred revenue, along with higher installation and training fees, higher maintenance fees and higher sales of customer supplies. As of April 30, 2008, the Company has deferred revenue of $50,000 for payments received from the Missouri State Highway Patrol for the beta testing of the Methamphetamine Detection Device.

Cost of revenue: Cost of revenue was $40,242 and $3,346 during the three months ended April 30, 2008 and April 30, 2007, respectively, an increase of $36,896. In the second quarter of fiscal quarter 2008, the cost of revenue includes costs associated with the sale of ValiMed(TM) units. During the second fiscal quarter of 2007, no ValiMed(TM) units were sold.

Research and development costs: Research and development costs were $211,475 during three months ended April 30, 2008, compared with $116,767 during the three months ended April 30, 2007. The increase of $94,708 (or 81%) resulted from increases in payroll and expenditures for consultants and materials required to continue research and development activities on such projects as the Advanced Signature Adjustment software and enhancements to both the ValiMed(TM) and the Meth Scanner product lines.

General and administrative expenses: General and administrative expenses were $422,104 during the three months ended April 30, 2008, compared with $300,756 during the three months ended April 30, 2007. This increase of $121,348 (or 40%) resulted from increases in payroll, travel, legal and professional services and other expenses required to support the increase in revenues.

Other income (expense): During three months ended April 30, 2008, other expense was $4,513 of interest expense on the notes payable compared to interest expense of $635 during the three months ended April 30, 2007. The increase in interest expense was due higher levels of interest bearing debt.

Net loss was $457,958 during the three months ended April 30, 2008, compared with a net loss of $394,518 during the three months ended 30, 2007, due to the foregoing factors.

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007

Revenue: Revenue was $403,473 and $48,620 during the six months ended April 30, 2008 and April 30, 2007, respectively. The increase in revenue of $354,853 resulted primarily from the installation of ValiMed(TM) units along with higher installation and training fees and higher sales of customer supplies. During this six month period, the Company recognized $196,000 of deferred revenue when it delivered ValiMed(TM) units to end users.

Cost of revenue: Cost of revenue was $77,973 and $6,691 during the six months ended April 30, 2008 and April 30, 2007, respectively, an increase of $71,282. The increase in the cost of revenue was primarily for the ValiMed(TM) units that were installed.

Research and development costs: Research and development costs were $435,818 during six months ended April 30, 2008, compared with $299,286 during the six months ended April 30, 2007. The increase of $136,532 (or 46%) resulted from increases in payroll and expenditures for consultants and materials required to continue research and development activities on such projects as the Advanced Signature Adjustment software and enhancements to both the ValiMed(TM) and the Meth Scanner.

General and administrative expenses: General and administrative expenses were $795,978 during the six months ended April 30, 2008, compared with $569,029 during the six months ended April 30, 2007. This increase of $226,949 (or 40%) resulted from increases in payroll and stock compensation expense, travel expense and legal and professional services expenses.

Other income (expense): Other expense was $9,048 during six months ended April 30, 2008, compared with income of $16,759 during the six months ended April 30, 2007.

Net loss was $915,345 during the six months ended April 30, 2008, compared with a net loss of $843,145 during the six months ended April 30, 2007, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses and will require financing for working capital and to finance its operations. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of April 30, 2008, we had negative working capital of $1,673,358, including $28,615 of cash and cash equivalents. Our continued operations will depend upon our ability to implement our business plan and to raise additional funds through bank borrowings, equity or debt financing. Currently, the Company has sufficient cash and funded commitments to fund operations through the third quarter of fiscal 2008. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the six months ended April 30, 2008, the Company had net cash flows from financing activities of $711,519 in funding, comprised of:

     o $168,520 for 468,785 shares of restricted Class A Common Stock at an average price of approximately $0.36 per share. Investors who purchased 325,000 shares of these shares received warrants to purchase up to 325,000 shares at an exercise price of $.60 per share for a two year period from the effective dates of the share purchases.

     o $416,000 received from the exercise of 2,177,914 warrants for an average price $.19 per share.

     o $31,950 received from the exercise of 210,000 stock options for an average price of approximately $.15 per share.

     o Issuance of 559,648 shares of common stock in the amount of $67,159 (which is included in Proceeds from sale of common stock in the Cash Flow statement) as repayment of a notes payable plus accrued interest.

     o    $95,050 from two Notes Payable.

We had a net increase in cash and cash equivalents of $1,231 during the six months ended April 30, 2008, compared with a net increase of $73,622 during the six months ended April 30, 2007. We used net cash of $710,480 and $862,468 in operating activities during the six months ended April 30, 2008 and 2007, respectively. During the six months ended April 30, 2008 and 2007, we received net cash provided by financing activities in the amount of $711,519 and $986,090, respectively, from the sale of common stock and notes payable to accredited investors.


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

We have identified below certain accounting policies, which we apply in the preparation of our financial statements. We believe that the policies discussed below are those most critical to our business operations. These policies form the basis of our discussion throughout this section and affect our reported and expected financial results.

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

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended April 30, 2008, the Company recognized previously deferred revenue in the amount of $112,000 for ValiMed(TM) units shipped to BAXA Corporation. The company has deferred revenue of $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond April 30, 2008.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $15,905 and $14,412 for the six months and $7,952 and $7,206 for the three months ended April 30, 2008 and 2007, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $2,941 and $2,451 for the six months and $1,471 and $490 for the three months ended April 30, 2008 and 2007, respectively.

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

We have also utilized employment and consulting agreements, which combine cash and stock elements of compensation, where a fixed dollar value of stock is awarded to settle non-cash compensation. We have awarded some of the common shares in advance of when the service is performed although these shares are subject to forfeiture in the event of non-performance. We have also paid performance bonuses in awards of common stock.

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

DEPENDENCE ON OUTSOURCED MANUFACTURING MAY AFFECT OUR ABILITY TO BRING PRODUCTS TO MARKET.

At present, we do not plan to manufacture any of our products in-house. We are considering different possibilities for bringing different products to market, among those are licensing to third parties or outsourcing manufacturing. The risks of association with outsourced manufacturers are related to their operations, finances and suppliers. CDEX would have little control over an outsourced manufacturer and may suffer losses if any outside manufacturer fails to perform its obligations to manufacture and ship the manufactured product. These manufacturers' financial affairs may also affect our ability to obtain product from them in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. Problems with outsourced manufacturers could damage our relationships with our clientele and cost us future revenues. If we are unable to contract with adequate manufacturers, and in the absence of licensing or other means, we may be unable to market our products. This would prevent us from earning revenues.

LACK OF MARKET ACCEPTANCE MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND GENERATE REVENUES, WHICH WOULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

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

OUR POTENTIAL FUTURE BUSINESS AND/OR TECHNOLOGY ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

CDEX intends to expand its operations through the acquisition of additional technologies (either by purchasing other businesses or acquiring their technological assets), which it perceives to be unexploited and develop products based upon these technologies. We have not yet identified these specific technologies, and some of these technologies may be outside our current field of operations. However, we may be unable to identify any such businesses or technologies. Expansion may involve a number of special risks, including possible adverse effects on our operating results or balance sheet (particularly in the event of impairment of acquired intangible assets), diversion of management attention, inability to retain key personnel, risks associated with unanticipated events, any of which could prevent us from becoming profitable. In addition, if competition for acquisition candidates or technologies were to increase, the cost of acquiring businesses or technologies could increase as well. If we are unable to implement and manage our expansion strategy successfully, our business may suffer or fail.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.


The Company's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of April 30, 2008, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.


In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended April 30, 2008 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2008, the Company sold to an existing investor 115,385 shares of restricted Class A Common Stock for $30,000, or $.26 per share. Two investors exercised 566,667 warrants for an aggregate amount of $94,000, or $.17 per share. Three individuals exercised 75,000 stock options for an aggregate amount of $11,500 or $.15 per share. One existing investor converted his note payable and accrued interest in the aggregate amount of $26,130 into 217,747 Class A Common Shares, or $.12 per share.

The proceeds from these transactions were used to fund operations, for working capital and general corporate purposes.

All such securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D there under to accredited investors only and not in connection with any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended April 30, 2008, the Company held its annual meeting at which the shareholders voted on certain matters. The Company filed the results of the annual meeting on May 2, 2008 on Form 8-K, which is included here by reference.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On May 7, 2008, the Company filed a report on Form 8-K, which is included here by reference, to announce the appointment of General Robert H. Foglesong, U.S. Air Force (Retired) to serve as a director of the Company.

On May 2, 2008, the Company filed a report on Form 8-K, which is included here by reference, to announce the results of the shareholder votes on the three proposals presented at the annual meeting held on April 9, 2008.

On April 15, 2008, the Company filed a report on Form 8-K, which is included here by reference, to announce certain preliminary information pertaining to its product sales during the three months ending April 30, 2008.

31.1 Rule 13a-14(a) Certification of Malcolm H. Philips, Jr., President and Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of August F. DeLuca, Vice President of Finance and Chief Financial Officer.

32.1 Section 1350 Certification of Malcolm H. Philips, Jr., President and Chief Executive Officer.

32.2 Section 1350 Certification of August F. DeLuca, Vice President of Finance and Chief Financial Officer.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2008.


                                    CDEX INC.


By:     /s/  Malcolm H. Philips, Jr.
        ----------------------------
Name:   Malcolm H. Philips, Jr.
Title:  President and Chief Executive
        Officer


By:      /s/ August F. DeLuca
         ---------------------
Name:    August F. DeLuca
Title:   Vice President of Finance and Chief Financial
         Officer