Form 10QSB
period 2008-07-31
CDEX INC
filed 2008-09-19
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended July 31, 2008

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to ____

                        Commission File Number 000-49845

                                    CDEX INC.
              (Exact name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   52-2336836
                      (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer's common stock as of September 18, 2008 was 59,160,748 shares.


Transitional Small Business Disclosure Format Yes |_| No |X|

                                    CDEX INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended July 31, 2008

                                      INDEX

Part I Financial Information

Item 1.   Financial Statements

 Condensed Balance Sheet as of July 31 2008 ......................  4
 Condensed Statements of Operations for the Three
 and Nine Months ended July 31, 2007 and 2008 ....................  5
 Condensed Statements of Cash Flow for the Three
 and Nine Months ended July 31, 2007 and 2008 ....................  6
 Notes to Condensed Financial Statements .........................  7

 Item 2.  Management's Discussion and Analysis of Financial
 Condition or Plan of Operations .................................. 12
 Item 3.  Controls and Procedure .................................. 26

Part II           Other Information

 Item 1.  Legal Proceedings........................................ 26
 Item 2.  Unregistered Sales of Equity Securities
 and Use of Proceeds .............................................. 26
 Item 3.  Defaults Under Senior Securities......................... 27
 Item 4.  Submission of Matters to a Vote of Security Holders...... 27
 Item 5.  Other Information........................................ 27
 Item 6.  Exhibits................................................. 27

Signatures......................................................... 28

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CDEX Inc.
                        Balance Sheet as of July 31, 2008
                                    unaudited

Assets
       Current assets
             Cash and cash equivalents                                                           $    721,677
             Accounts receivable                                                                       88,411
             Finished goods inventory                                                                  63,979
             Raw materials inventory                                                                  129,052
             Prepaid expenses                                                                          58,342
                                                                                                 ------------
       Total current assets                                                                      $  1,061,460

       Property and equipment                                                                    $    651,327
             Less: Accumulated depreciation                                                          (645,105)
                                                                                                 ------------
       Net property and equipment                                                                $      6,221

       Patents                                                                                   $    100,000
             Less: Accumulated amortization                                                            (9,741)
                                                                                                 ------------
       Net patents                                                                               $     90,259

       Other assets                                                                              $    157,380

                                                                                                 ------------
Total Assets                                                                                     $  1,315,320
                                                                                                 ============

Liabilities and Stockholders' Equity

       Current Liabilities
             Accounts payable and accrued expenses                                               $  1,383,006
             Notes payable and  accrued interest                                                      449,501
             Advance payments                                                                          37,525
             Deferred revenue                                                                          50,000
                                                                                                 ------------
       Total Current Liabilties                                                                  $  1,920,032

       Long Term Liabilities

             Notes Payable and accrued interest                                                  $    440,275
                                                                                                 ------------

       Total Long Term Liabilities                                                               $    440,275

       Total Liabilities                                                                         $  2,360,307

Stockholders' Deficit
       Preferred Stock - Undesignated - $.005 par value per share,
             350,000 shares authorized and none outstanding
       Preferred Stock - Series A - $.005 par value per share,
             150,000 shares authorized and 6,675 outstanding                                     $         33
       Class A common stock - $.005 par value per share, 100,000,000
             shares authorized and 58,654,279 outstanding                                             293,275
       Additional paid in capital                                                                  25,866,986
       Accumulated deficit                                                                        (27,205,282)
                                                                                                 ------------
Total Stockholders' Deficit                                                                      $ (1,044,987)

Total Liabilities and Stockholders' Deficit                                                      $  1,315,320

      The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations
                                    unaudited

                                                                   Three Months Ended                       Nine Months Ended
                                                                        July 31                                 July 31
                                                                2007                 2008              2007                 2008
Revenue                                                    $    303,976        $    151,887        $    352,596        $    555,360


Cost of Revenue                                            $    103,015        $     43,965        $    109,706        $    121,938
                                                           ------------        ------------        ------------        ------------

Gross Profit                                               $    200,961        $    107,922        $    242,890        $    433,422


Operating Expenses
        Development costs                                  $    214,829        $    278,708        $    514,115        $    714,527
        General and administrative expenses                $    369,993        $    417,134        $    939,022        $  1,213,112
                                                           ------------        ------------        ------------        ------------
Total Operating Expenses                                   $    584,822        $    695,842        $  1,453,137        $  1,927,639

Loss From Operations                                       $   (383,861)       $   (587,920)       $ (1,210,247)       $ (1,494,217)

Other Income (Expense)
        Interest income                                                        $      1,712                            $      1,712
        Interest expense                                   $       (651)       $    (45,625)       $    (17,410)       $    (54,674)
                                                           ------------        ------------        ------------        ------------
Total Other (Expense) Income                               $       (651)       $    (43,913)       $    (17,410)       $    (52,961)

                                                           ------------        ------------        ------------        ------------
Net Loss                                                   $   (384,512)       $   (631,833)       $ (1,227,657)       $ (1,547,178)
                                                           ============        ============        ============        ============

Basic and diluted net loss
        per common share:                                  $      (0.01)       $      (0.01)       $      (0.03)       $      (0.03)

Basic and diluted weighted average
        common shares oustanding                             49,893,851          57,247,193          43,968,867          54,729,510

      The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Cash Flows
                                    unaudited

                                                                                 Nine Months Ended
                                                                                       July 31
                                                                              2007                 2008
Cash Flows from Operating Activities
        Net loss                                                         $(1,227,657)            $(1,547,178)
        Adjustments to reconcile net loss to cash used by
               operating activities
                      Depreciation and amortization                           25,540                  33,303
                      Stock and deferred compensation                        115,022                 192,926
                      Noncash interest expense                                17,410                  54,675
               Changes in operating assets and liabilities
                      Inventory                                              109,364                 (55,696)
                      Accounts receivable                                     (2,574)                (19,487)
                      Prepaid expenses and other assets                      (94,520)                 16,911
                      Current liabilities                                   (213,587)                 15,026
                                                                         -----------             -----------
Net cash used by operating activities                                    $(1,271,003)            $(1,309,520)

Cash Flows from Investing Activities
        Capitalized patent costs                                         $   (50,000)            $         -
        Purchase of and deposit for property and equipment                         -                  21,443
                                                                         -----------             -----------
Net cash used by investing activities                                    $   (50,000)            $    21,443

Cash Flows from Financing Activities
        Proceeds from sale of preferred stock                            $   216,540             $         -
        Proceeds from sale of common stock and warrants                    1,473,040                 970,469
        Proceeds from note payable                                            62,850               1,011,900
        Repayment of preferred stock proceeds                               (239,040)                      -
        Repayment of notes payable                                          (220,000)                      -
                                                                         -----------             -----------
Net cash provided by financing activities                                $ 1,293,390             $ 1,982,369

Net increase (decrease) in cash                                          $   (27,613)            $   694,292

Cash and cash equivalents, beginning of the period                       $    56,329             $    27,384

                                                                         -----------             -----------
Cash and cash equivalents, end of the period                             $    28,716             $   721,676
                                                                         ===========             ===========

Supplemental Cash Flow Information
        Common stock issued in non-cash transaction                      $    94,520             $   313,095
        Conversion of notes payable and accrued interest                           -             $   148,465
        to common stock

      The accompanying Notes to Financial Statements are an integral part of these financial statements.

                                    CDEX INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                 July 31, 2008

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

In the opinion of CDEX Inc.'s management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2008, results of operations for the three and nine month periods ended July 31, 2008 and 2007, and cash flows for the three and nine month periods ended July 31, 2008 and 2007. Interim results are not necessarily indicative of results for an entire year.

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

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended July 31, 2008, the Company did not recognize any previously deferred revenue. The company has deferred revenue of $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond July 31, 2008.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $20,616 and $21,618 for the nine months and $4,711 and $7,206 for the three months ended July 31, 2008 and 2007, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was $4,412 and $3,922 for the nine months and $1,471 and $1,471 for the three months ended July 31, 2008 and 2007, respectively.

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

3. Stock Based Compensation

All stock based compensation is recorded at fair value. The Company had provided restricted stock grants to employees and consultants as a significant element of their compensation. The Company stopped providing restricted stock grants as compensation to employees during the 2006 fiscal year.

During the three month and nine month periods ended July 31, 2008, there were no shares granted to employees. During the three month and nine month periods ended July 31, 2008, the Company granted 1,000,500 restricted Class A Common Shares to five consultants at prices of $.30 per share and $.33 per share as part of negotiated settlement agreements. There were no shares granted to consultants during the six month period ended April 30, 2008.

4. Stock Options

During the three month and nine month periods ended July 31, 2008, stock options were granted with an exercise price equal to the market price at the date of grant. The options granted are exercisable pursuant to vesting schedules of partial immediate vesting to four years. The fair value of these options is estimated using the Black-Scholes option pricing model. The cost of these options will be recognized over the period during which services are provided. Expected volatilities of 75% are based on the historical performance of our stock. The risk free interest rate of 4.2% is based upon the U.S. Treasury bond rate in effect at the time of the grant with maturities similar to the life of the options. The expected term of the options of 3 to 5 years represents the period of time that options are expected to remain unexercised.

The following is a summary of all option activity for the three month period ended July 31, 2008:

                                                   Three Months Ended

                                   Number of Shares           Weighted Average
                                                               Exercise Price

Options Outstanding                      2,975,000                   $   0.23
at April 30, 2008

Options Granted                            385,000                   $   0.27

Options Exercised                                -

Options Cancelled                           25,000                   $   0.15

Options Expired                                  -                          -

Options Outstanding                      3,335,000                   $   0.24
at July 31, 2008

Options Exercisable                      1,765,000                   $   0.20
at July 31, 2008

The following is a summary of all option activity for the nine month period ended July 31, 2008:

                                                   Nine Months Ended

                                   Number of Shares           Weighted average
                                                               Exercise Price

Options Outstanding                      2,060,000                   $   0.17
at Oct 31, 2007

Options Granted                          1,510,000                   $   0.32

Options Exercised                          210,000                   $   0.15

Options Cancelled                           25,000                   $   0.15

Options Expired                                  -                          -

Options Outstanding                      3,335,000                   $   0.24
at July 31, 2008

Options Exercisable                      1,765,000                   $   0.20
at July 31, 2008

5.  Stockholders' Equity

During the three months ended July 31, 2008, the Company sold to an investor 357,143 shares of restricted Class A Common Stock for $100,000, or $.28 per share. Two investors exercised 1,633,667 warrants for an aggregate amount of $254,000, or $.16 per share. The Company granted 1,000,500 restricted Class A Common Shares to five consultants at prices of $.30 per share and $.33 per share as part of negotiated settlement agreements. As mentioned below in the Notes Payable section, an entity controlled by a Director, a Director and an existing investor converted their loans and accrued interest in the aggregate amount of $81,306 into 677,550 Class A Common Shares, or $.12 per share.

During the nine months ended July 31, 2008, the Company sold to several investors 825,928 shares of restricted Class A Common Stock for $268,520, or $.33 per share. Several investors exercised 3,811,247 warrants for an aggregate amount of $670,000, or $.18 per share. The Company granted 1,000,500 restricted Class A Common Shares to five consultants at prices of $.30 per share and $.33 per share as part of negotiated settlement agreements. Various Notes Payable in the aggregate amount of $148,465 were converted into 1,237,198 Class A Common Shares, or $.12 per share. Several individuals exercised 210,000 stock options for an aggregate amount of $31,950, or $.15 per share.

6.  Notes Payable

During the three months ended July 31, 2008, an entity controlled by a Director loaned the Company $30,050 under a note payable agreement. The note pays interest at the rate of 10% per year, is convertible into common stock with attached warrants, is payable upon demand or matures twelve months from the Loan Date. The Company issued 677,550 shares of Class A Common Stock and an equal number of two year warrants as payment of three notes payable and accrued interest in the amount of $81,206 or $.12 share. The warrants have an exercise price of $.24 per share.

The Company entered into a Securities Purchase Agreement with an accredited investor for the issuance of a 12% Senior Convertible Note and warrants for total consideration of $1,000,000 minus certain expenses of the purchaser. The note is for $1,086,957 and has monthly redemptions starting after 6 months which are based upon a 24 month amortization. Final payment is due on or before June 25, 2010. The note is convertible into shares of Class A Common Stock of the Company at the rate of $0.30 per share. The warrants permit the holder to purchase up to 2,717,391 shares of common stock from the Company at $0.375 per share until five years from the issuance of the warrants. The warrants also permit the holder to exercise the warrants in a cashless exercise. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27. The estimated fair value of the detachable warrants of $359,782 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 75%, risk free interest rate of 4.21%; dividend yield of 0% and 2 year term. The face amount of the convertible note of $1,086,957 was proportionately allocated to the note and the warrants in the amount of $785,107 and $301,850, respectively. The convertible note proportionate allocated value of $785,107 was then further allocated between the note and the beneficial conversion feature. The fair value of the beneficial conversion feature was determined to be $144,928 and the remaining value of $640,179 was allocated to the convertible note. The combined total value of the warrant and beneficial conversion feature of $446,778 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

During the nine months ended July 31, 2008, the Company received $50,100 in proceeds from two notes payable with an existing investor. These notes pay interest at the rate of 10% per year, are convertible into common stock with attached warrants, are payable upon demand or mature twelve months from the Loan Date. In addition, the Company entered into a $75,000 unsecured Convertible Note bearing interest at 9.9% per year and maturing in two years. The Convertible Note and accrued interest is convertible into the Common Stock of the Company after six months based upon a Conversion Price defined in the agreement. As described above, the Company entered into a Securities Purchase Agreement with an accredited investor for the issuance of a 12% Senior Convertible Note and warrants for total consideration of $1,000,000 minus certain expenses of the purchaser. In addition, the Company issued 895,297 shares of Class A Common Stock and an equal number of two year warrants as payment of notes payable and accrued interest in the amount of $107,336 or $.12 per share. The warrants have an exercise price of $.24 per share.

7. Subsequent Event

Subsequent to July 31, 2008, an entity controlled by a Director converted a loan and accrued interest in the amount of $43,664 into 363,870 shares and received a warrant for the same number of shares at an exercise price of $.24 per share.


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

In 2006, CDEX successfully completed second stage implementation of the production plan for the ValiMed(TM) Medication Validation System, and began shipment of production units to clients. In the first half of FY 2007, CDEX began the expansion of the ValiMed Product Line and its corresponding Medication Signature Library. This expansion was announced and associated sales launched in the 3rd fiscal quarter of 2007. This has resulted in an influx of prospective clients and contracts for sale of ValiMed units signed with new and existing clients. The CDEX Medication Signature Library currently stands at over 170 signatures. CDEX continues to sell and install its ValiMed product line to major US hospitals.

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

In the first quarter of FY 2008, CDEX announced a series of initiatives involving international expansion of its ValiMed product line. This has resulted in opening an office in Paris, France, partnering with distributors for selected European and Middle Eastern countries, and installing ValiMed Units for reference testing at selected flagship hospitals in Europe and the Middle East. The Company continues to expand its international base. While this expansion may represent significant distribution opportunities for ValiMed(TM), CDEX management cannot guarantee that it will result in substantial revenue for CDEX.

ValiMed(TM) has transitioned from a beta-test product to a production product. The average ValiMed Unit sells for over $30,000 with significant recurring revenue streams associated with cuvette sales and technical support. Revenue from the ValiMed product line has increased significantly year over year since its introduction. This growth is expected to continue.

In order to increase sales, CDEX must receive additional investment funding to implement its business plan, fund its international marketing and sales initiatives, and provide working capital in order to purchase production materials and parts inventories. CDEX is continuing to seek such funding.

Illicit Drug Detector
---------------------

In FY 2007, CDEX completed beta testing with law enforcement partners of its ID2, Methamphetamine Scanner, a hand held, battery operated device capable of detecting trace quantities of methamphetamine on virtually all surfaces in real time while in a scan mode. As a result of beta testing, the ID2 Meth Scanner was modified and field-tested with good results. In the 3rd Quarter FY08, CDEX sold and shipped its first ID2 Meth Scanners and signed its first national and international distributors of the Meth Scanner product line. Expansion of the channel sales market and client base is growing and is expected to accelerate in FY 09 as the distribution channels become more established. Potential US and global markets for the Methamphetamine Scanner are significant and include law enforcement, school systems, property inspection (e.g. homes, apartments, automobiles and hotels), healthcare and private investigation. There is no assurance that the Company will be successful in penetrating these markets.

R&D
----

In the first nine months of fiscal year 2008, CDEX continued research and development efforts with several other potential products for the medical and security markets.

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


                              RESULTS OF OPERATIONS

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

Revenue: Revenue was $151,887 and $303,976 during the three months ended July 31, 2008 and July 31, 2007, respectively. In the third fiscal quarter of 2007, the Company recognized $280,000 of deferred revenue when it delivered ValiMed units to BAXA Corporation. Accordingly, without the deferred revenue recognition, the increase in revenue in the 3rd quarter of FY 2008 vs FY 2007, resulted from increased delivery of ValiMed Units and maintenance and support revenue. As of July 31, 2008, the Company has deferred revenue of $50,000 for payments received from the Missouri State Highway Patrol for the beta testing of the Methamphetamine Detection Device.

Cost of revenue: Cost of revenue was $43,965 and $103,015 during the three months ended July 2008 and July 31, 2007, respectively, a decrease of $59,050. This decrease resulted primarily from the lower level of revenue recognition.

Research and development costs: Research and development costs were $278,708 during three months ended July 31, 2008, compared with $214,829 during the three months ended July 31, 2007. The increase of $63,879 (or 30%) resulted from increases in payroll and expenditures for consultants and materials required to continue research and development activities on such projects as the Advanced Signature Adjustment software and enhancements to both the ValiMed(TM) and the Meth Scanner product lines.

General and administrative expenses: General and administrative expenses were $417,134 during the three months ended July 31, 2008, compared with $369,993 during the three months ended July 31, 2007. This increase of $47,141 (or 13%) resulted from increases in payroll, travel, and sales and marketing expenses.

Other income (expense): During the three months ended July 31, 2008, other expense was $43,913 of interest expense compared to interest expense of $651 during the three months ended July 31, 2007. The increase in interest expense was due to higher levels of interest bearing debt resulting from the convertible debt agreement entered into during the third quarter.


Net loss was $631,833 during the three months ended July 31, 2008, compared with a net loss of $384,512 during the three months ended July 31, 2007, due to the foregoing factors.

Nine Months Ended July 31, 2008 Compared to Nine Months Ended July 31, 2007

Revenue: Revenue was $555,360 and $352,596 during the nine months ended July 31, 2008 and July 31 2007, respectively. The increase in revenue of $202,764 resulted primarily from the installation of ValiMed(TM) units along with higher installation and training fees and higher sales of customer supplies. During this nine month period, the Company recognized $196,000 of deferred revenue when it delivered ValiMed(TM) units to end users compared to recognizing $280,000 of deferred revenue in the prior year's first nine months.

Cost of revenue: Cost of revenue was $121,938 and $109,706 during the nine months ended July 31, 2008 and July 31, 2007, respectively, an increase of $12,232. The increase in the cost of revenue was primarily for the ValiMed(TM) units that were installed.

Research and development costs: Research and development costs were $714,527 during nine months ended July 31, 2008, compared with $514,115 during the nine months ended July 31, 2007. The increase of $200,412 (or 39%) resulted from increases in payroll and expenditures for consultants and materials required to continue research and development activities on such projects as the Advanced Signature Adjustment software and enhancements to both the ValiMed(TM) and the Meth Scanner.

General and administrative expenses: General and administrative expenses were $1,213,112 during the nine months ended July 31, 2008, compared with $939,022 during the nine months ended July 31, 2007. This increase of $274,090 (or 29%) resulted from increases in payroll and stock compensation expense and travel expense.

Other income (expense): Other expense was $52,961 during nine months ended July 31, 2008, compared with income of $17,410 during the nine months ended July 31, 2007. The increase in interest expense was due to higher levels of interest bearing debt resulting from the convertible debt agreement entered into during the third quarter.

Net loss was $1,547,178 during the nine months ended July 31, 2008, compared with a net loss of $1,227,657 during the nine months ended July 31, 2007, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES

To date, CDEX has incurred substantial losses and will require financing for working capital and to finance its operations. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of July 31, 2008, we had negative working capital of $858,572, including $721,677 of cash and cash equivalents. Our continued operations will depend upon our ability to implement our business plan and to raise additional funds through bank borrowings, equity or debt financing. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

During the nine months ended July 31, 2008, the Company had net cash flows from financing activities of $1,982,369 in funding, comprised of:

     o $268,520 for 825,928 shares of restricted Class A Common Stock at an average price of approximately $0.33 per share. Investors who purchased 682,143 of these shares received warrants to purchase up to 503,571 shares at a weighted average exercise price of $.54 per share for a two year period from the effective dates of the share purchases.

     o $670,000 received from the exercise of 3,811,248 warrants for an average price $.18 per share.

     o $31,950 received from the exercise of 210,000 stock options for an average price of approximately $.15 per share.

     o $1,011,900 from the net proceeds from four Notes Payable. These notes bear interest from 9.9% to 12% and have maturities up to two years.

We had a net increase in cash and cash equivalents of $694,292 during the nine months ended July 31, 2008, compared with a net decrease of $27,613 during the nine months ended July 31, 2007. We used net cash of $1,309,520 and $1,271,003 in operating activities during the nine months ended July 31, 2008 and 2007, respectively. During the nine months ended July 31, 2008 and 2007, we received net cash provided by financing activities in the amount of $1,982,369 and $1,293,390, respectively, from the sale of common stock, the exercise of warrants and options and notes payable to accredited investors.


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

REVENUE RECOGNITION: Revenue is recognized in compliance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped or there is a fixed schedule for delivery, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

Deferred revenue: Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. During the three month period ended July 31, 2008, the Company did not recognize any previously deferred revenue. The company has deferred revenue of $50,000 from the Missouri State Highway Patrol (MSHP) for the Meth Gun Pilot Test Program as the program continues beyond July 31, 2008.

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

Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $20,616 and $$21,618 for the nine months and $4,711 and $7,206 for the three months ended July 31, 2008 and 2007, respectively.

Patents: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Amortization expense was 4,412 and $3,922 for the nine months and $1,471 and $1,471 for the three months ended July 31, 2008 and 2007, respectively.

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

RISKS RELATED TO OUR BUSINESS

The following risk factors should be carefully considered along with all of the other information in this report. The following risks relate principally to CDEX's business and contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" below.

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

     o the mix of product and services revenue; and

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

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through revenue from the sale of our products, borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds of approximately $1,500,000 net to the Company through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members or business entities of our management team have loaned funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and Rules 13d-15(e) under the Securities Exchange Act of 1943, as amended) as of July 31, 2008, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended July 31, 2008 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2008, the Company sold to an investor 357,143 shares of restricted Class A Common Stock for $100,000, or $.28 per share. Two investors exercised 1,633,667 warrants for an aggregate amount of $254,000, or $.16 per share. The Company granted 1,000,500 restricted Class A Common Shares to five consultants at prices of $.30 per share and $.33 per share as part of negotiated settlement agreements. An entity controlled by a Director, a Director and an existing investor converted their loans and accrued interest in the aggregate amount of $81,306 into 677,550 Class A Common Shares, or $.12 per share.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On July 15, 2008, the Company filed a report on Form 8-K, which is included here by reference, to summarize the topics discussed during teleconference call held on July 8, 2008. An audio recording of the teleconference is available at www.cdexinc.com.

On June 30, 2008, the Company filed a report on Form 8-K, which is included here by reference, to announce that on June 25, 2008 it entered into a financing arrangement with Gemini Master Fund, Ltd. to obtain funding for working capital and to finance its operations.

On June 17, 2008, the Company filed a report on Form 8-K, which is included here by reference, to announce that it had entered into two international exclusive distribution agreements. In addition, the Company announced the creation of two distinct divisions: the Medical Safety Division and the Security Division.

31.1 Rule 13a-14(a) Certification of Malcolm H. Philips, Jr., President and Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of August F. DeLuca, Vice President of Finance and Chief Financial
Officer.

32.1 Section 1350 Certification of Malcolm H. Philips, Jr., President and Chief Executive Officer.

32.2 Section 1350 Certification of August F. DeLuca, Vice President of Finance and Chief Financial Officer.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 18, 2008.


                                    CDEX INC.


By:     /s/  Malcolm H. Philips, Jr.
        ----------------------------
Name:   Malcolm H. Philips, Jr.
Title:  President and Chief Executive
        Officer


By:      /s/ August F. DeLuca
         ---------------------
Name:    August F. DeLuca
Title:   Vice President of Finance and Chief Financial
         Officer