Form 10KSB
period 2008-10-31
CDEX INC
filed 2009-02-13
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934
         For the Fiscal Year Ended October 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the Transition Period From _____ to ____

                        Commission File Number 000-49845

                                    CDEX INC.
                 (Name of Small Business Issuer in Its charter)

                 Nevada                                  52-2336836
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                      4555 South Palo Verde Road, Suite 125
                             Tucson, Arizona, 85714
                                  520-745-5172
     (Address of principal executive offices and registrant's phone number)

Securities registered under Section 12(b) of the Exchange Act:

         None.

Securities registered under Section 12(g) of the Exchange Act:
         Common stock, $.005 par value per share.
              (Title of Class)

Check if issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $835,764.

The aggregate market value of the Class A common stock held by non-affiliates was approximately $3,920,000 on January 29, 2009 based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of shares outstanding of the issuer's common stock as of January 26, 2008 was 60,552,000 shares.

Transitional Small Business Disclosure Format Yes |_| No |X|

                                   CDEX, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED OCTOBER 31, 2008

Part I

Item 1.     Description of Business.....................................................    1
Item 2.     Description of Property.....................................................   11
Item 3.     Legal Proceedings...........................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders.........................   11

Part II

  Item 5.   Market for Common Equity and Related Stockholder Matters..................     11
  Item 6.   Management's Discussion and Analysis of Financial
                Condition and Results of Operation....................................     12
  Item 7.   Financial Statements......................................................     15
  Item 8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................................     15
  Item 8A.  Controls and Procedures...................................................     15
  Item 8B.  Other Information.........................................................     16

Part III

  Item 9.    Directors and Executive Officers, Corporate Governance;
                Compliance with Section 16(A) of the Exchange Act.....................     16
  Item 10.  Executive Compensation....................................................     20
  Item 11.  Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters........................     23
  Item 12.  Certain Relationships and Related Transactions............................     25

Part IV

  Item 13.  Exhibits..................................................................     25
  Item 14.  Principal Accountant Fees and Services....................................     26
Signatures............................................................................     27

Financial Statements..................................................................     F1

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         CDEX Inc. ("CDEX", "we", "us" or the "Company") is a technology development company that is currently applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security, and brand protection markets. CDEX is a public company and its common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices and research and development laboratories in Tucson, Arizona.

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

PRODUCTS

         We are currently focusing our resources on marketing and developing real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. While our primary area of focus for 2008 was products in the medical and security markets, we continued research and development on several other potential products areas.

PRINCIPAL PRODUCTS
------------------

         1. Healthcare Market. ValiMed(TM) Product Line - Validation of substances, training and quality assurance. CDEX's current product line in the medical market is ValiMed(TM), a medication validation unit. This product line consists of two solution areas targeted to specific areas of the healthcare market and ancillary products that provide a recurring revenue stream upon use of the primary products. The primary products are ValiMed(TM) Impaired Clinician Solution and ValiMed(TM) Patient Safety Solution.

                > VALIMED(TM) PATIENT SAFETY SOLUTION: Validates high risk medications that are compounded for intravenous or oral administration. This ValiMed(TM) unit is also used in training of staff to improve accuracy in compounding practice. This stand-alone product line comes in various configurations for specific health care settings and is currently installed in a number of hospitals.

                > VALIMED(TM) IMPAIRED CLINICIAN SOLUTION: Aids hospitals in the detection of the diversion of narcotics and controlled substances. It validates returned partial doses of narcotics. This insures the clear liquid in a container is the labeled narcotic and has not been substituted with another clear liquid such as saline. This stand-alone product line comes in various configurations for specific health care settings and is currently installed in a number of hospitals.

         2. Security Market. CDEX ID2 Product Line - real time detection of specified illegal drugs. This product line contains both hand-held and table top devices that detect trace amounts of specified illegal drugs in virtually real time. Currently, the products detect methamphetamine with cocaine and heroin to be added. Sales began in 2008.

2008, Year in Review
--------------------

         The global economic downturn impacted CDEX and our share price, as well as much of the rest of the world. Even in the face of this downturn, CDEX had record revenues and a good year operationally with a number of accomplishments. To name only a few:

   o We modified our ValiMed(TM) product line to incorporate "artificial intelligence," allowing the unit to react to the changing conditions on site without requiring individual modifications; developed and shipped to clients our next generation ValiMed Unit, the Model CCT; completed successful TUV certification of the Model CCT to allow broader introduction of the CCT into the U.S. and international markets; and developed a number of medication safety related products using the CCT platform.

   o We continued our U.S. sales expansion of ValiMed. By the end of the year, we more than doubled our ValiMed hospital client base, had record sales of ValiMed for the year, demonstrated ValiMed at major U.S. medical conferences/shows, and built a robust ValiMed sales pipeline.
   o We began a committed focus of introducing ValiMed to the European community. By the end of 2008, we had installed ValiMed units in major hospitals in Europe and the Middle East for reference testing, had signed international distribution agreements with major distributors, had contractual exclusivity commitments for substantial quantities of ValiMed Units over a three year period, and had sold and shipped our first international ValiMed Units.
   o We completed development and testing of the ID2 Meth Scanner(TM); modified the Scanner to add features requested by our Beta Test partners; manufactured our first production Meth Scanner; developed a related table top ID2 unit for more sensitive detection of methamphetamine; began development work on insertion of other drug signatures into the Scanner; and began developing a miniaturized version of the Meth Scanner for broader market applications.
   o In the last half of 2008 we started building a sales team for the ID2 product line, sold and delivered domestically and internationally our first ID2 Meth Scanners, and signed a number of national and international distributors.

         CDEX also had its share of disappointments and struggles in 2008. First, the world wide economic downturn slowed sales of products, impacted the availability of investment funding, and resulted in a global decline in stock prices.

RESEARCH AND DEVELOPMENT ("R&D")

         R&D efforts were primarily directed towards refining and expansion of the ValiMed(TM) and ID2 product lines.

         R&D costs were $943,416 during 2008 fiscal year compared to $639,869 during the 2007 fiscal year.

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


INDUSTRY AND COMPETITION

1.   HEALTHCARE
     ----------

         Healthcare spending is fueled in some measure by an aging population and increasing cost of healthcare technology. We do not see a change in this trend into the future. There are multiple drivers of demand for the Company's ValiMed products. Medication errors are a major problem in the global healthcare market and we expect resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events. (IOM Report "To Err Is Human") A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations. Finally, the University of Michigan conducted a study of the ValiMed(TM) unit and determined that even though they knew that high risk compounded medications would be checked through the ValiMed(TM) system, five major compounding errors were made in an 18 month time period that would have gone undetected had not the ValiMed(TM) system been in place. In addition, impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2): 133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications. Lastly, USP 797 regulations have been instituted to promote quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation. Historically, pharmacists have preformed a visual examination of the end product for accuracy. Based on the number of errors reported, this practice is not effective.

         There are approximately 6,600 hospitals in the US and 3,000 have greater than 300 beds (Billian's Healthdata). Adding in the targeted global market for CDEX healthcare products, the number of hospitals would exceed 12,000. The Company believes that its ValiMed(TM) products are applicable to these hospitals and in many cases multiple units would be needed to fulfill the institutions' needs.

2. SECURITY & PUBLIC SAFETY
   ------------------------

Illicit and Counterfeit Drug Detection
--------------------------------------
         According to DEA congressional testimony by Joseph T. Rannazzisi, Deputy Chief, Office of Enforcement Operations Drug Enforcement Administration, Methamphetamine is the number one drug problem in America today and the problem continues to increase. In a recent report by the Rand Corporation it was estimated that methamphetamine use alone costs the U.S. approximately $23 billion per year. Two competing technologies in the methamphetamine detection marketplace are test kits and ion mobilization units. Some of the test kits are inexpensive, but cannot readily detect trace amounts of methamphetamine on surfaces and are a destructive test. The ion mobilization units are expensive to purchase, and require a sophisticated user, airborne substances and relatively high maintenance. CDEX technology may have the advantages of portability, ease of use, low maintenance, and reduced costs. The Company has also identified market opportunities for the application of its technology in the detection of counterfeit medications.

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

         As the Company's domestic markets related to ValiMed have expanded, we have began focusing more fully on international markets. We have established an international presence in Europe and the Middle East and have establish reference test partners in selected cities across these regions as a first step in breaching the international market. We have also received unsolicited contacts by prospective partners from a number of other international areas, including Taiwan, Vietnam, Korea, Malaysia, Japan, Australia and China based on information on www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, ValiMed, and the technology's potential use in the brand protection industry. These contacts may never result in revenue or relationships that will benefit CDEX. CDEX has not applied for licenses or permits to do business directly in any foreign country. CDEX has obtained TUV certification for its ValiMed(TM) product with Elliott Labs in Fremont, CA. TUV tests and certifies that products meet electrical safety standards and electromagnetic interference and compatibility (EMI/EMC) standards. TUV tests and certifies to UL standards for the USA market and CE standards for the European Union market.

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

GOVERNMENT REGULATION

         The products developed may be subject to various governmental regulations and controls, including that associated with international manufacturing, handling and transport; security products in airports; handling of sensitive substances such as illegal drugs, medications, and explosive materials and related to potentially harmful energy such as x-ray energy. The storage and handling of certain explosive materials and drugs is subject to licensure. It is possible that government agencies may develop additional regulations that impact our initial and future products.

         The U.S. Food and Drug Administration ("FDA") has jurisdiction to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease. We have preliminarily determined that our initial products are not medical devices. However, further investigation or a change in FDA policy could subject us to regulation. Noncompliance with applicable FDA requirements can result in such things as fines, injunctions, and suspension of production.

         Except as mentioned above, we are not currently aware of any other U.S. federal, state or local laws that would have a significant adverse impact on development and distribution of our initial products. However, various federal, state or local agencies may propose new legislation pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment, to the manufacturing or marketing of chemical validation products (or designation of one or more of our chemical validation products as medical devices) and/or otherwise potentially relating to the our business which may require us to allocate a portion of our operating budget to ensure full compliance with such regulations.

EMPLOYMENT

         At October 31, 2008, the Company had 19 full time employees.

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

A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT MAY AFFECT CDEX'S ABILITY TO SURVIVE.

         We have a history of operating losses and an accumulated deficit. Since our principal activities to date have been limited to organizational activities, research and development, product development and marketing and sales, CDEX has produced increasing but limited revenues. In addition, we have only limited assets. As a result, we cannot be certain that CDEX will continue to generate increased revenues or become profitable in the future. If we are unable to obtain sufficient customers and generate sufficient revenues to operate profitably, our business will not succeed.

CDEX HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENDENT AUDITORS THAT EXPRESSES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

         We have received reports from our independent auditors for the fiscal years ended October 31, 2004 through 2008 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

         In the case of an established company in an ongoing market, investors may look to past performance and financial condition to get an indication of the health of the company or its likelihood of success. Our short operating history and the evolving nature of the chemical identification markets in which we focus make it difficult to forecast our revenues and operating results accurately. We expect this unpredictability to continue into the future due to the following factors:

         o the timing of sales of all of our products and services, particularly in light of our limited sales history for some of our products;

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

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

         Since our inception, we have funded our operations through revenue from the sale of our products, borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members or business entities of our management team have loaned funds to CDEX on an as-needed basis although there is no definitive or legally binding arrangement to do so. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

         Our success and ability to compete will depend in part on the protection of our patents and other proprietary information. We currently have two patents issued and others in various stages of government review for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX's or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products which we intend to develop and/or market. We would lose any revenues which we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

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

OUR ABILITY TO SURVIVE MAY BE AFFECTED BY A LACK OF SUCCESSFUL MANUFACTURING EXPERIENCE.

         CDEX itself has a growing but limited experience in manufacturing commercial quantities of products. We presently have no plans for developing in-house manufacturing capability beyond aggregating off-the-shelf components for our initial units into a final assembly. Accordingly, we depend upon outside manufacturers to manufacture and assemble our products. In our early stages with each new product, we plan to do the final assembly and testing of the initial units in-house. We cannot be certain that the terms of such arrangement will be favorable enough to permit our products to compete effectively in the marketplace.

DEPENDENCE ON OUTSOURCED MANUFACTURING MAY AFFECT OUR ABILITY TO BRING PRODUCTS TO MARKET.

         At present, we do not plan to do in-house production manufacturing of any of our products. While we currently do limited in-house assembly and primarily outsource the production manufacturing/assembly of our product, we are considering different possibilities for bringing different products to market, among them, licensing to third parties. The risks of association with outsourced manufacturers are related to their operations, finances and suppliers. CDEX would have little control over an outsourced manufacturer and may suffer losses if any outside manufacturer fails to perform its obligations to manufacture and ship the manufactured product. These manufacturers' financial affairs may also affect our ability to obtain product from them in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. Problems with outsourced manufacturers could damage our relationships with our clientele and cost us future revenues. If we are unable to contract with adequate manufacturers, and in the absence of licensing or other means, we may be unable to market our products. This would prevent us from earning revenues.

LACK OF MARKET ACCEPTANCE MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND GENERATE REVENUES WHICH WOULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

         We cannot be certain that any products that we successfully develop will ever achieve wide market acceptance. Our products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major technology companies, as well as new products currently under development by such companies and others that may be based upon technology that is different from ours. While we believe our technology is superior, we will have to demonstrate its superiority to these potential customers in order to sell our products and generate revenues. We may encounter similar obstacles in other application areas. The degree of market acceptance of our products will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payers. We cannot be certain that the marketplace in general will widely accept and utilize any of our products. If potential customers do not accept and purchase our products, we will be unable to generate revenues and become profitable.

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

SUBSTANTIAL COMPETITION MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND THEREBY OUR CHANCES OF BECOMING PROFITABLE.

         We may experience substantial competition in our efforts to locate and attract customers for our products. There may be competitors who may have greater experience, resources and managerial capabilities and may be in a better position than we are to obtain access to and attract customers. A number of larger companies similarly may enter some or all of our target markets and directly compete with us. In the areas of medical and pharmaceutical validation and brand protection, various existing technologies compete with ours and already are in use in the marketplace. These include radio frequency identification tags, taggant agents (chemical agents added to the target substance to serve solely as identifying tags), laboratory testing, refractometers and bar coding. If our competitors are more successful in marketing their products, we may be unable to achieve or maintain profitability.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 4,000 square feet of office and laboratory space in Tucson, Arizona. The lease expires April 30, 2009 and provides for monthly rent of approximately $5,200 and is cancelable on 120 days notice. In the second quarter of fiscal year 2007, the Company cancelled a portion of the lease on space the Company vacated which was not adjacent to its office. The Company agreed to pay a cancellation fee and certain delinquent amounts over the remaining term of the lease. Subsequently, in first quarter of 2008, the Company rented additional space immediately adjacent to its R&D offices, at a cost of approximately $800 monthly with a 3% annual escalation that will expire at the same time as its primary lease. Total rent expense was approximately $66,000 and $43,000 for the years ended October 31, 2008 and 2007, respectively.

ITEM 3. LEGAL PROCEEDINGS

         CDEX may from time to time be involved in legal proceedings arising from the normal course of business. In June 2008, a lawsuit was filed by Hutchinson & Steffen in a Nevada District Court, Clark County, against the Company, alleging, among other things, breach of contract. On July 2, 2008, Hutchinson & Steffen and the Company entered into a settlement agreement, staying the legal proceedings pending completion of the terms of the settlement agreement. As of the date of this report, we have not received notice of any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our Class A common stock is traded on the OTCBB under the symbol "CEXI.OB." Our shares are thinly traded with low average daily volume. This coupled with a limited number of market makers impairs the liquidity of our common stock, not only in the number of shares of common stock which can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock or to obtain a desired price.

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

         The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB:

                                                      High           Low
                                                      ----           ---

           Fiscal Year Ended October 31, 2008:
               First quarter                         $ 0.80        $ 0.38
               Second quarter                        $ 0.54        $ 0.25
               Third quarter                         $ 0.39        $ 0.22
               Fourth quarter                        $ 0.34        $ 0.15

         As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

SHAREHOLDERS

         As of December 17, 2008 there were approximately 1,502 holders of record of CDEX's Class A common stock. However, a large number of our shareholders hold their shares in "street name" with brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

DIVIDENDS

         We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         During the fourth quarter of fiscal year 2008, the Company received $28,805 in proceeds from the exercise of 142,600 warrant shares at a price of approximately $0.20 per share. Additionally, notes payable in the aggregate amount of $53,664 were converted into 541,113 Class A Common Shares, or approximately $.10 per share. The total proceeds of $82,470 were used to finance operations and other general corporate purposes.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

RESULTS OF OPERATIONS

         Fiscal Year Ended October 31, 2008 Compared to Fiscal Year Ended October 31, 2007

         Revenues were $835,764 and $505,193 for the fiscal years ended October 31, 2008 and October 31, 2007, respectively. The increase of $330,571 (or 65%) was primarily due to the delivery of ValiMed(TM) units.

         Costs of revenues were $220,316 and $176,208 for the years ended October 31, 2008 and October 31, 2007, respectively. The increase of $44,108 (or 25%) was the result of costs associated with the increased number of ValiMed(TM) units that were shipped during the year. Gross profit margins were 74% and 65% in fiscal 2008 and 2007, respectively.

         Research and development costs were $943,416 during the year ended October 31, 2008, compared with $639,869 during the year ended October 31, 2007. The increase of $303,547 (or 47%) resulted from an increase primarily in compensation expense due to higher employment levels and secondarily in expenditures for materials and consultants.

         General and administrative expenses were $1,598,969 during the year ended October 31, 2008, compared with $2,151,498 during the year ended October 31, 2007. This decrease of $552,529 (or 26%) resulted primarily from a decrease in non-cash compensation expense of approximately $556,000. The decrease in general and administrative expense is partially offset by an increase in legal and licenses expenses of approximately $102,000.

         Other income (expense) was $207,235 during fiscal year ended October 31, 2008, compared to $21,587 during the fiscal year ended October 31, 2007. The other expense in fiscal year 2008 was interest expense on notes payables partially offset by interest income earned on short term investments. The other expense in fiscal year 2007 was interest expense on notes payable.

         Net loss was $2,134,172 during the fiscal year ended October 31, 2008, compared with a net loss of $2,483,969 during the fiscal year ended October 31, 2007, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

         As of October 31, 2008, we had negative working capital of $1,644,032 including $26,373 of cash and cash equivalents. We anticipate the need to raise additional capital over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. If the Company is not successful in raising the required additional capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

         During the fiscal year ended October 31, 2008, the Company received $1,941,704 in funding, comprised of:

   o $942,430 from the net proceeds from five notes payable. These notes bear interest from 9.9% to 12% and have maturities up to two years.

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

   o $28,804 received from the exercise of 142,600 stock options for an average price of approximately $.20 per share.

         We had a net decrease in cash and cash equivalents of $1,011 during the fiscal year ended October 31, 2008, compared with a net decrease of $28,944 during the fiscal year ended October 31, 2007. We used net cash of $1,921,272 and $1,459,226 in operating activities during the fiscal years ended October 31, 2008 and 2007, respectively, and capitalized $21,443 and $58,958 in patent costs and property and equipment during the fiscal years ended October 31, 2008 and 2007, respectively. We received net proceeds in the amount of $1,941,704 and $1,489,240 from the sale of preferred stock, common stock and notes payable to accredited investors during the fiscal years ended October 31, 2008 and 2007, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

         CDEX has not participated in any off balance sheet financing or other arrangements.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, the valuation of inventory and stock-based compensation expense.

         REVENUE RECOGNITION

         Revenue is recognized in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped and installation, if necessary, completed, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

         Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $196,000 of deferred revenue at October 31, 2007. Further, the company deferred $50,000 from the Missouri State Highway Patrol for the Meth Gun Pilot Test Program as the program was not completed by October 31, 2008.

         INVENTORY

         Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing.

STOCK-BASED COMPENSATION

         For the fiscal year ended October 31, 2007, we determined stock based compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

         For the fiscal year ended October 31, 2008, the Company followed SFAS 123 (Revised) Accounting for Stock Based Compensation and applied SFAS 123 (Revised) to equity based compensation paid to employees, Directors and consultants. The Statement requires a public entity to measure the cost of services received for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which services are provided.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, the related notes and the Independent Registered Public Accountant's Reports thereon, are included in CDEX' 2008 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure

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

         For the year ended October 31, 2008, as required by SEC Rule 13a-15(b), the President and Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the effectiveness of the Company's internal controls over financial reporting. Based upon this evaluation, they concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         This annual report does not include and attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

         There has been no change in CDEX' internal control over financial reporting for the year ended October 31, 2008 that materially affected our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         On June 25, 2008, GEMINI MASTER FUND, LTD., a Cayman Islands company ("Gemini") and CDEX entered into a Securities Purchase Agreement, a 12% Senior Convertible Note, and a Common Stock Purchase Warrant to purchase up to 2,717,391 shares of Common Stock (combined these are termed "Transaction Documents"), all of which were reported in an 8K filed on June 25, 2008. Subsequently, Gemini and CDEX have amended these Transaction Documents on December 18, 2008 and February 10, 2009 (effective February 1, 2009). The two amendments are filed herewith as Exhibit 10.6 and Exhibit 10.7. The first amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents up to $500,000 until April 1, 2009 in common stock financing subject to defined terms in the amendment, delayed payments due to Gemini under the Transaction Documents until February 1, 2009, and allowed for prepayment of the Note before April 1, 2009 without penalty. The second amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until May 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until May 1, 2009 with reset conversion provisions, reset the exercise price of 30% of the Transaction Document warrants and allowed repayment of the Note before May 1, 2009 without penalty.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

                  The following table sets forth information regarding our executive officers and directors:

         NAME                     AGE                  POSITION
         ----                     ---                  --------
Malcolm H. Philips, Jr.            63       President and Chief Executive
                                               Officer and Chairman of the Board
                                               of Directors (1)

Timothy D. Shriver                 58       Chief Operating Officer and Director

Stephen McCommon                   59       Chief Financial Officer and
                                               VP of Finance

George Dials                       63       Director

Carmen J. Conicelli, Jr.           56       Director

Donald W. Strickland               59       Director

Robert H. Foglesong                63       Director

         The following is a summary of the business experience of each of our executive officers and directors:

         Malcolm H. Philips Jr. has been our Chairman of the Board since October 9, 2007 and our President, Chief Executive Officer and a Member of the Board of Directors since June 11, 2007. Mr. Philips has overall responsibility for directing the Company's activities. Mr. Philips was the founding President, CEO and Chairman of the Board of CDEX and served in those positions from July 2001 until he left the Company in early 2006. During his earlier tenure with CDEX, Mr. Philips guided the Company during its formation, technology acquisitions and development, transition to a public company, and initial commercialization of its existing product lines. Prior to his work with CDEX, Mr. Philips served as an attorney for 23 years (ultimately as a senior partner with Winston and Strawn, one of the largest law firms in the United States), an energy consultant for 4 years, and an army officer for 8 years (serving in various stations including Viet Nam and various positions including OIC of the SM-1 Nuclear Power Plant). Mr. Philips has a BS in engineering from the United States Military Academy (1967), a Master of Engineering in Nuclear Engineering from Iowa State University (1971) and a Juris Doctor from Georgetown University Law Center
(1978). Mr. Philips was a Professional Engineer (Texas) and has received various awards in the military including the Bronze Star, Nuclear Plant Engineer Certification, Nuclear Plant OIC Certification and Airborne/Ranger Certifications.

         Timothy D. Shriver has served as our Chief Operating Officer since February 2008 and as our Senior Vice President of Technical Operations since July 2001. Mr. Shriver is a member of our Governance and Nomination Committee. From 1999 until 2001 Mr. Shriver provided outside consulting services to Ontario Hydro-Generation and CAMECO, a large uranium mining and processing company. Mr. Shriver's consulting focused on overall business practices with particular emphasis on the implementation of quality assurance programs and evaluation of management capabilities and practices. From 1997 to 1999, Mr. Shriver served as Director of Performance Assurance for Ontario Hydro-Generation ("OPG"), where he developed and managed the implementation of the overall Quality Program at OPG's three CANDU sites and OPG auxiliary sites supporting the Nuclear Program (at that time, the largest in North America). His activities also included responsibility for the development and implementation of an integrated Corrective Action Program, a performance based Audit and Assessment program and the development of a process oriented Quality Assurance Manual including the establishment and maintenance of the required interfaces with the federal regulators.

         On October 23, 2008, Stephen McCommon was elected to serve as our Chief Financial Officer effective November 11, 2008. Prior to joining CDEX, from December 2007 to November 2008, Mr. McCommon was president of TMC Financial Services, LLC a financial consulting company. Mr. McCommon was the Vice President of Finance and Chief Accounting Officer at Applied Energetics, Inc. from March 2005 to December 2007 and was the Accounting Manager at Applied Energetics from July 2004 to March 2005. Mr. McCommon has over 26 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance. From March 2003 to July 2004, Mr. McCommon was an independent accounting consultant for various companies. He was the Controller of Molecular Diagnostics, Inc., a multi-national medical technology products company, from February 2002 to March 2003 and he was the Corporate Controller of Heartland Technology, Inc. a hardware technology company from November 1999 to November 2001. Mr. McCommon obtained a Bachelor of Science degree in Accounting from Arizona State University, is a Certified Public Accountant in Arizona and a member of the American Institute of Certified Public Accountants.

         George Dials has been a director of CDEX since July 2001. Mr. Dials is the Chairman of our Executive Compensation Committee. Currently Mr. Dials is serving as Executive Vice President of Babcock & Wilcox Technical Services Group, Inc., responsible for developing and operating business initiatives in the nuclear fuel cycle. In 2006-2008, Mr. Dials served as President and Chief Executive Officer of Y-12 National Security Complex in Oak Ridge, TN. From April 2003 until February 2006, Mr. Dials was the Chief Operating Officer of Waste Control Specialists, a chemical waste repository. From July 2002 until May 2003, Mr. Dials was President and CEO of LES, LLC a company seeking a license to build a nuclear fuel enrichment facility. From February 2001 to June 2002, Mr. Dials served as Senior Vice President of Consulting Services for Science and Engineering Associates responsible for its Consulting Services line of business, where he provided executive level direction in corporate mergers and acquisitions in the consulting area. Mr. Dials managed the engineering, and scientific studies of Yucca Mountain as a potential geologic repository for spent nuclear fuel and high-level radioactive waste. Responsibilities include scheduling and cost performance, technical and administrative performance, strategic operations plan development, and resource allocation for a $250 million project. Mr. Dials received a B.S. in Engineering in 1967 from West Point and Masters Degrees in Political Science and Nuclear Engineering from the Massachusetts Institute of Technology. He served in the U.S. Army for 10 years, and was awarded the Silver Star and Bronze Star for Valor.

         Donald W. Strickland was appointed to serve as a Director on February 3, 2006. Mr. Strickland is the Chairman of our Governance and Nomination Committee and a member of our Audit Committee. He comes to CDEX from a 30-year career in successfully developing businesses internationally for both large public companies and technology startups. He has held executive positions at Eastman Kodak Company and Apple Computer, including heading product development, manufacturing, and sales. In 1996 he became CEO of PictureWorks Technology, a technology start up, which he sold for $200M in 2000 to IPIX Corporation, a public company traded on the NASDAQ exchange. Thereafter, he served as President and CEO of IPIX through 2004, during which time he led the company through a major restructuring, focusing on the security markets and taking the company to profitability. He currently consults with European companies developing global markets and is a frequent lecturer at academic and business forums. Mr. Strickland holds a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford University and a law degree from George Washington University.

         Carmen J. Conicelli, Jr., was appointed to serve as a Director on October 9, 2007. Mr. Conicelli is the Chairman of our Audit Committee. He has served in senior management positions in a number of companies over the past 34 years, with a primary focus in national and international (Europe, Japan, Latin America and Asia) financial planning and management. He has directed financial operations involving SEC compliance and reporting, internal control and audit, strategic planning, financial systems control, and mergers/acquisitions/consolidations in a number of industries including precision optical manufacturing and distribution, cable and telecommunications, manufacturing, and software development. Mr. Conicelli has served in public company accounting and since 2004 has served as Chief Financial Officer of Edmund Optics, Inc. From 2003 to 2004, Mr. Conicelli served as a Senior Financial Consultant to VWR International. He has a Bachelor of Science Degree in Business Administration (Accounting Major) from Drexel University (1974) with extensive postgraduate training and is a Certified Public Accountant.

         General Robert H. Foglesong, U.S. Air Force (Retired), was appointed to serve as a Director on May 1, 2008. General Foglesong (ret) is the President and Executive Director of the Appalachian Leadership and Education Foundation, a non-profit organization operating to identify and support the next generation of leaders in Appalachia. General Foglesong (ret) served as the 18th President of Mississippi State University and was nominated by the President, confirmed by the US Senate, and served as a four star general in the US Air Force. While in the Air Force, he served in various positions including Commander, U.S. Air Forces in Europe; Commander, Allied Air Component Command; Air Component Commander, U.S. European Command (NATO) and Vice Chief of Staff of the U.S. Air Force. General Foglesong (ret) has been designated by the President of the United States to be Co-Chairman of the Joint US - Russia Commission on POWs/MIAs in former Soviet Union countries. A member of the Council on Foreign Relations, his 65 publications cover a range of subjects including technical and leadership topics. A graduate of West Virginia University (BS, MS, PhD - chemical engineering), he holds numerous academic and leadership honoraries, as well as 30 military awards for leadership and technical skills. He has also qualified for and finished the Boston Marathon six times and is a Director on the Boards of Massey Energy and Michael Baker Corporation.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2008 all section 16(a) filing requirements were met except that Malcolm H. Philips, Jr., Carmen J. Conicelli, Jr., August F. DeLuca, our former Chief Financial Officer, and Donald W. Strickland were late filing Form 3. Malcolm H. Philips, Jr., Timothy D. Shriver, Donald Strickland and BD Liaw, a former director, were late filing Form 4. Additionally, George Dials, a Director, and Mr. Jeffery Brumfield, an investor, have not filed required Form 3.

CODE OF ETHICS

         CDEX has adopted a Code of Business Conduct and Ethics that applies to all of CDEX' employees and directors, including its principal executive officer, principal financial officer and principal accounting officer. CDEX' Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to CDEX' business.

         Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

         CDEX, Inc.
         4555 W. Palo Verde Road, Suite 123
         Tucson, AZ 85714

AUDIT COMMITTEE:

         The Audit Committee of the Board of Directors is comprised of Messrs. Conicelli and Strickland. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. In addition, our board of directors has determined that Mr. Conicelli is an "audit committee financial expert" as defined under Item 407(d) of Regulation S-B of the SEC. Refer to his summary of the business experience above for Mr. Conicelli's qualifications.

ITEM 10. EXECUTIVE COMPENSATION

         The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our two most highly compensated other executive officers (not including the Chief Executive Officer) or significant employee whose total individual compensation exceeded $100,000 for the fiscal years October 31, 2008 and 2007 (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

    Name And Principal Position             Fiscal Year       Salary (1)     Option Awards (2)        Total
    ---------------------------             -----------       ----------     -----------------        -----

Malcolm H. Philips, Jr.                        2008           $231,461           $    754           $232,215
  President and Chief Executive                2007           $ 62,999           $280,595           $343,594
  Officer and Chairman of the Board
  of Directors

Timothy D. Shriver                             2008           $201,769           $    754           $202,523
  Chief Operating Officer and Director         2007           $163,690           $142,235           $305,925

August F. DeLuca                               2008           $100,810           $ 32,157           $132,967
  Former Chief Financial Officer (3)

         (1) During fiscal years 2008 and 2007, Messrs. Philips and Shriver deferred a portion of their cash salary. See discussion under Employment Agreements below for greater detail on the terms of employment including compensation.

         (2) The amounts included in the "Option Awards" column represent the compensation cost recognized by the company in the fiscal year 2008 related to stock option awards, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our 2008 Financial Statements.

         (3) Mr. DeLuca served as our Chief Financial Officer from January 16, 2008 to October 17, 2008.

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

         Effective June 11, 2007, the Company entered into an employment agreement with Mr. Philips whereby Mr. Philips became the CEO and President. The agreement provides for an annual salary of $180,000. Accordingly, Mr. Philips' salary in the table above reflects only his service for the remaining portion of fiscal year 2007. The agreement provides for an award of 350,000 stock options with an exercise price as the fair market value of the shares on June 11, 2007. These options vest on June 11, 2008 and terminate five years after the grant date. Furthermore, if the Company elects to terminate Mr. Philips' employment for any reason prior to June 11, 2009, the Company shall pay to Mr. Philips a severance fee of $200,000. Effective February 1, 2008, the Board of directors increased Mr. Philips' annual salary to $240,000.

         Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Shriver. The amendment to Mr. Shriver's employment agreement provides for an annual cash salary of $180,000 as well as options which will vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The Company canceled all options granted to Mr. Shriver in 2006. On July 17, 2007, the Company granted to Mr. Shriver 200,000 options with an exercise price the fair market value at the time of granting with 50% vesting immediately and 25% vesting in both 12 and 24 months. Effective February 1, 2008, the Board of directors increased Mr. Shriver's annual salary to $200,000.

            OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table discloses unexercised options held by the Named Executives at October 31, 2008

                                                                     Option Awards
                               ---------------------------------------------------------------------------------
                                  Number of
                                 Securities              Number of
                                 Underlying             Securities
                                Unexercised             Underlying
                                  Options          Unexercised Options     Options Exercise    Option Expiration
       NAME                    Exercisable (#)       Unexercisable (#)        Price ($)              Date
       ----                    ---------------       -----------------        ---------              ----
Malcolm H. Philips, Jr.              100,000                    -               0.15              07/17/2010
                                     350,000                    -               0.22              06/11/2012
                                           -              175,000 (1)           0.17


Timothy D. Shriver                   200,000                    -               0.15              07/17/2010
                                           -              175,000 (1)           0.17              04/30/2012

August F. DeLuca                     100,000              100,000 (2)           0.46              09/16/2010
                                           -               50,000(1)            0.17              04/30/2012


   (1) Performance Options: Pursuant to an employee option incentive program covering all employees, the Board granted options based on company performance. 40% of the bonus options would vest when the Company has positive cash flow from operations for one fiscal quarter and the remaining 60% of the bonus would vest when the company has positive operating cash flow for two consecutive quarters. If the Company does not accomplish both milestones by April 30, 2010, any unvested part of the bonus options will lapse.
   (2)   Vest on January 4, 2009.

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

         Upon termination of the employment (other than for cause) of an employee grantee of options under this plan, the grantee shall have 60 days following such termination, or one year if such termination results from the grantee's death or disability (as defined in the plan), to exercise the vested portion of any option. Holders of options under the plan have no voting or other rights of shareholders except and to the extent that they exercise their options and are issued the underlying shares. Options under the plan may be exercised by the issuance of a promissory note from the grantee, or on a cashless basis by the grantee surrendering a portion of the shares issuable thereunder, as payment of the exercise price in lieu of cash.

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

2003 Stock Incentive Plan
-------------------------

         On July 1, 2003, our shareholders adopted the 2003 Stock Incentive Plan, which has substantially the same terms as the 2002 Stock Incentive Plan. At the annual meeting of stockholders held on June 30, 2004, the shareholders authorized 10,000,000 shares in the aggregate for issuance under both the 2002 and 2003 plans, including 3,000,000 available for the Board of Directors to allocate at their discretion. At the annual meeting of the stockholders held on March 17, 2006, the shareholders approved an amendment to the 2003 Stock Incentive Plan increasing the number of Class A common stock available for issuance by an additional 3,500,000 shares. This amendment increased the aggregate number of shares available for issuance under both the 2002 and 2003 Stock Incentive Plans to 13,500,000. The 2003 Stock Incentive Plan provides for a pro rata increase in the number of shares permitted to be granted or issued for an increase in the authorized shares approved by the shareholders. At a special shareholders' meeting held on January 9, 2007, the shareholders approved an increase in the number of authorized shares from 50.2 million to 100 million. This shareholder action resulted in an automatic increase in the number of shares permitted to be issued or granted under the 2003 Stock Incentive Plan to approximately 26.9 million. At the annual meeting of shareholders on April 9, 2008, the shareholders approved to limit the number of shares issuable under the Company's Stock Incentive Plans to 25% of the authorized shares of the Company. This action resulted in limiting the number of shares issuable under the plans to 25,000,000.

DIRECTORS COMPENSATION

       The following table discloses our director compensation for the fiscal year ended October 31, 2008:

                      NAME                    Option Awards (1)
                      ----                    -----------------
               George Dials                       $16,192 (2)

               Carmen J. Conicelli, Jr.           $20,738 (3)

               Donald W. Strickland               $16,192 (4)

               Robert H. Foglesong                $ 9,054 (5)

   (1) The amounts included in the "Option Awards" column represent the compensation cost recognized by the company in the fiscal year 2008 related to stock option awards, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our 2008 Financial Statements.
   (2) Mr. Dials was granted options to purchase 280,000 shares of Class A common stock in April 2008 which vests 70,000 shares each on April 16, 2009, 2010, 2011 and 2012. The option has a grant date fair value, computed in accordance with SFAS 123R, of $45,423, of which $16,192 was recognized in fiscal year 2008 for financial reporting purposes in accordance with SFAS 123R. Mr. Dials has options to purchase 360,000 shares of Class A common stock outstanding.
   (3) Mr. Conicelli was granted options to purchase 315,000 shares of Class A common stock in April 2008 which vested 45,000 upon issuance and vests 90,000 shares each on April 16, 2009, 2010 and 2011. The option has a grant date fair value, computed in accordance with SFAS 123R, of $46,252, of which $20,738 was recognized in fiscal year 2008 for financial reporting purposes in accordance with SFAS 123R. Mr. Conicelli has options to purchase 315,000 shares of Class A common stock outstanding.
   (4) Mr. Strickland was granted options to purchase 280,000 shares of Class A common stock in April 2008 which vests 70,000 shares each on April 16, 2009, 2010, 2011 and 2012. The option has a grant date fair value, computed in accordance with SFAS 123R, of $45,423, of which $16,192 was recognized in fiscal year 2008 for financial reporting purposes in accordance with SFAS 123R. Mr. Strickland has options to purchase 400,000 shares of Class A common stock outstanding.
   (5) Gen. Foglesong (ret.) was granted options to purchase 210,000 shares of Class A common stock in May 2008 which vests 70,000 shares each on April 16, 2009, 2010 and 2011. The option has a grant date fair value, computed in accordance with SFAS 123R, of $29,635, of which $9,054 was recognized in fiscal year 2008 for financial reporting purposes in accordance with SFAS 123R. Gen. Foglesong (ret.) has options to purchase 210,000 shares of Class A common stock outstanding.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 26, 2009:

         >>       each of the our directors and executive officers;

         >> all directors and executive officers of ours as a group; and each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

         Unless otherwise indicated, the address of each beneficial owner is care of CDEX, Inc., 4555 South Palo Verde Road, Suite 123, Tucson, Arizona 85714. Unless otherwise indicated, the company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

         For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 26, 2009, 2008 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants which are currently held by that person and which are exercisable within such 60 day period, but that options and warrants held by all other persons were not exercised, and based the percentage ownership on 60,551,512 shares outstanding on January 26, 2009.

----------------------------------------------------------------------------------------------------------------------------
  Name And Address Of Beneficial                                                        Amount Of
            Owner                                       Position                        Beneficial          Percent Of Class
                                                                                        Ownership                 (1)
----------------------------------------------------------------------------------------------------------------------------
Mr. Jeffery K. Brumfield                   Investor                                      11,124,442 (2)        15.5%

Malcolm H. Philips, Jr.                    Executive Officer and Director                4,497,886  (3)         6.9%

Timothy D. Shriver                         Executive Officer and Director                1,459,322  (4)         2.4%

Donald W. Strickland                       Director                                         479,086 (5)          *

George Dials                               Director                                         382,510 (6)          *

Carmen J. Conicelli                        Director                                         352,750 (7)          *

Robert H. Foglesong                        Director                                               -              *

Stephen McCommon                           Executive Officer                                      -              *

Shares of all named executives and
directors as a group (7 persons)                                                          7,171,554

* Less than 1%


   (1) Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 29, 2009.

   (2) Based on information known by the Company. Represents: 6,260,806 shares of Class A common stock and 4,863,636 warrants exercisable within 60 days of January 29, 2009.

   (3) Represents: 3,321,743 shares of Class A common stock held by entities in which Mr. Philips has a controlling interest, 726,143 warrants exercisable within 60 days of January 29, 2009 held by entities in which Mr. Philips has a controlling interest and 450,000 options exercisable within 60 days of January 29, 2009.

   (4) Represents: 1,259,322 shares of Class A common stock and 200,000 options exercisable within 60 days of January 29, 2009.

   (5) Represents: 179,543 shares of Class A common stock, 179,543 warrants exercisable within 60 days of January 29, 2009 and 120,000 options exercisable within 60 days of January 29, 2009.

   (6) Represents: 216,255 shares of Class A common stock, 86,255 warrants exercisable within 60 days of January 29, 2009 and 80,000 options exercisable within 60 days of January 29, 2009

   (7) Represents: 307,750 shares of Class A common stock and 45,000 options exercisable within 60 days of January 29, 2009.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal year ended October 31, 2008, an entity controlled by a Director loaned the Company $75,150. The notes pay interest at the rate of 10% per year, are convertible into common stock and warrants and are payable upon demand or matures twelve months from the date of the loan. The Company issued to that same entity, 1,259,167 shares of Class A Common Stock and an equal number of two year warrants as payment of four notes payable and accrued interest in the amount of $151,000 or $.12 share. The warrants have an exercise price of $.24 per share.


                                     PART IV

ITEM 13. EXHIBITS

3.1 Amended and Restates Articles of Incorporation of the Company filed January 2, 2004, together with Certificate of Designation of Rights, Preferences and Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

3.2 By-Laws of the Company adopted July 6, 2001 (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2,
            2004).

3.3 Amended and Restated By-laws of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on December 4, 2007).

4.1 Specimen certificate for shares of Company common stock (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 21, 2004).

4.2 2002 Stock Incentive Plan (Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

4.3 2003 Stock Incentive Plan (Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

4.4 Form of Securities Purchase Agreement (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 21, 2004).

10.1 Employment Agreement dated June 11, 2007 between the Registrant and Malcolm H. Philips, Jr. (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 15, 2007).

10.2 Employment Agreement effective November 11, 2008 between the Registrant and Stephen McCommon (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 23, 20088).

10.3        Form of Securities Purchase Agreement with Gemini Master Fund, Ltd.
            dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008).

10.4        Form of 12% Senior Convertible Note with Gemini Master Fund, Ltd.
            dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008).

10.5 Form of Common Stock Purchase Warrant Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008)

10.6 Form of Waiver and Amendment with Gemini Master Fund, Ltd. dated December 18, 2008 (filed herewith).

10.7        Form of Second Waiver and Amendment with Gemini Master Fund, Ltd.
            Dated February 10, 2009 (filed herewith).

31.1        Certification of Chief Executive Officer (filed herewith).

31.2        Certification of Chief Financial Officer (filed herewith).

32.1 Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2 Section 1350 Certification of Chief Financial Officer (filed herewith).


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by S.E. Clark and Co., our independent auditor, and Aronson and Company, our prior independent auditors, for professional services rendered for the year ended October 31, 2007 and S.E. Clark and Co., our independent auditor, for professional services rendered for the fiscal year ended October 31, 2008:

                   Description                FY2007       FY2008
                                              ------       ------

                     Audit fees              $57,007      $46,206
                     Other services            6,850          400
                                             -------      -------

                     Total                   $63,857      $46,606
                                             =======      =======

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2009.

                               CDEX INC.

                  By:   /s/ Malcolm H. Philips
                        ----------------------
                        Name:  Malcolm H. Philips
                        Title: President and Chief Executive
                                 Officer and Chairman of the Board
                                 of Directors

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

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on February 12, 2009.

Name                                        Title

                                            President and Chief Executive
                                              Officer and Chairman of the Board
/s/ Malcolm H. Philips                        of Directors
------------------------------------------
MALCOLM H. PHILIPS

/s/ Timothy D. Shriver                      Chief Operating Officer and Director
------------------------------------------
TIMOTHY D. SHRIVER

                                            Chief Financial Officer and
/s/ Stephen A. McCommon                       VP of Finance
------------------------------------------
STEPHEN A. MCCOMMON

/s/ George Dials                            Director
------------------------------------------
GEORGE DIALS

/s/ Donald W. Strickland                    Director
------------------------------------------
DONALD W. STRICKLAND

/s/ Malcolm H. Philips                      Director
------------------------------------------
MALCOLM H. PHILIPS

/s/ Carmen J. Conicelli                     Director
------------------------------------------
CARMEN J. CONICELLI

                                   CDEX, Inc.
                      Index to Audited Financial Statements
                   For The Fiscal Year Ended October 31, 2008
--------------------------------------------------------------------------------



                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm................     F2

Audited Financial Statements:

   Balance Sheet.......................................................     F3

   Statements of Operations............................................     F4

   Statements of Changes in Stockholder's Equity/(Deficit).............     F5

   Statements of Cash Flows............................................     F6

   Notes to Financial Statements.......................................     F7

                            S.E.Clark & Company, P.C.
--------------------------------------------------------------------------------
           Registered Firm: Public Company Accounting Oversight Board


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheet of CDEX Inc. (the "Company") as of October 31, 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended October 31, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board, generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2008 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 12 The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
February 9, 2009

--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174,
                               seclarkcpa@aol.com

                                    CDEX Inc.
                      Balance Sheet as of October 31, 2008

Assets
        Current assets
            Cash and cash equivalents                                                   $     26,373
            Accounts receivable                                                              220,688
            Inventory - net                                                                  298,287
            Prepaid expenses                                                                 100,078
                                                                                        ------------
        Total current assets                                                                 645,426

        Net property and equipment                                                            50,595

        Net patents                                                                           88,851

        Other assets                                                                          90,661

                                                                                        ------------
Total assets                                                                            $    875,533
                                                                                        ============

Liabilities and stockholders' deficit

        Current liabilities
            Accounts payable and accrued expenses                                       $  1,394,727
            Notes payable and accrued interest                                               614,231
            Advance payments                                                                  21,576
            Deferred revenue                                                                 119,575
                                                                                        ------------
        Total current liabilities                                                          2,150,109

        Long term liabilities

            Notes payable and accrued interest, net of unamortized
               debt discount                                                                 369,456
                                                                                        ------------

        Total long term liabilities                                                          369,456

        Total liabilities                                                                  2,519,565

Stockholders' deficit
        Preferred stock - undesignated - $.005 par value per share,
           350,000 shares authorized and none outstanding                                          -
        Preferred stock - series A - $.005 par value per share,
           150,000 shares authorized and 6,675 outstanding                                        33
        Class A common stock - $.005 par value per share, 100,000,000
           shares authorized and 59,247,991 outstanding                                      296,244
        Additional paid in capital                                                        25,851,967
        Accumulated deficit                                                              (27,792,276)
                                                                                        ------------
Total stockholders' deficit                                                               (1,644,032)

Total liabilities and stockholders' deficit                                             $    875,533
                                                                                        ============

   The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations

                                                                                 Years Ended
                                                                                  October 31
                                                                                  ----------
                                                                           2007               2008
Revenue                                                               $    505,193       $    835,764


Cost of revenue                                                            176,208            220,316
                                                                      ------------       ------------

Gross profit                                                               328,985            615,448


Operating Expenses
      Research and development costs                                       639,869            943,416
      General and administrative expenses                                2,151,498          1,598,969
                                                                      ------------       ------------
Total operating expenses                                                 2,791,367          2,542,385

Loss from operations                                                    (2,462,382)        (1,926,937)

Other income (expense)
      Interest income                                                            -              3,807
      Interest expense                                                     (21,587)          (211,042)
                                                                      ------------       ------------
Total other (expense) income                                               (21,587)          (207,235)

                                                                      ------------       ------------
Net loss                                                              $ (2,483,969)      $ (2,134,172)
                                                                      ============       ============

Basic and diluted net loss
      per common share:                                               $      (0.05)      $      (0.04)
                                                                      ============       ============
Basic and diluted weighted average
      common shares outstanding                                         45,831,502         57,247,193
                                                                      ============       ============


The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
             Statement of Changes in Stockholders' Equity (Deficit)

                                                     Shares of       Shares of  Class A                         Class A  Common
                                                  Preferred Stock      Common Stock          Preferred Stock         Stock
                                                  ------------------------------------------------------------------------------
Balance, October 31, 2006                                   6,675            37,245,409        $       33            $  186,232

Sale of common stock for cash                                   -            13,477,998                 -                67,390
Shares issued to placement agent                                -               556,000                 -                 2,780
Stock option exercise                                           -               140,000                 -                   700
Shares issued for compensation                                  -               150,000                 -                   750
Share-based compensation expense                                -                     -                 -                     -
Net loss                                                        -                     -                 -                     -
                                                  ------------------------------------------------------------------------------
Balance, October 31, 2007                                   6,675            51,569,407        $       33            $  257,852

Sale of common stock for cash (Class A
  restricted 144)                                               -               825,928                 -                 4,130
Exercise of warrants                                            -             3,953,846                 -                19,769
Exercise of stock options                                       -               210,000                 -                 1,049
Conversion of notes payable                                     -             1,688,310                 -                 8,442
Shares issued for compensation                                  -             1,000,500                 -                 5,003
Share-based compensation expense                                -                     -                 -                     -
Fair value of warrant and convertible debt                      -                     -                 -                     -
Net loss                                                        -                     -                 -                     -
                                                  ------------------------------------------------------------------------------
Balance, October 31, 2008                                   6,675            59,247,991        $       33            $  296,244
                                                  ==============================================================================

                                                                     Additional Paid-in
                                                                           Capital        Accumulated Deficit          Total
                                                                     -----------------------------------------------------------
Balance, October 31, 2006                                                  $ 21,498,550      $(23,174,135)         $ (1,489,320)

Sale of common stock for cash                                                 1,429,650                 -             1,497,040
Shares issued to placement agent                                                 91,740                 -                94,520
Stock option exercise                                                            20,900                 -                21,600
Shares issued for compensation                                                   28,000                 -                28,750
Share-based compensation expense                                                859,743                 -               859,743
Net loss                                                                              -        (2,483,969)           (2,483,969)
                                                                     -----------------------------------------------------------
Balance, October 31, 2007                                                    23,928,584       (25,658,104)           (1,471,636)

Sale of common stock for cash                                                   264,390                 -               268,520
Exercise of warrants                                                            679,036                 -               698,805
Exercise of stock options                                                        30,900                 -                31,949
Conversion of Notes Payable                                                     193,687                 -               202,128
Shares issued for compensation                                                  299,573                 -               304,575
Share-based compensation expense                                                103,540                 -               103,540
Fair value of warrant and convertible debt                                      352,258                 -               352,258
Net Loss                                                                              -        (2,134,172)           (2,134,172)
                                                                     -----------------------------------------------------------
Balance, October 31, 2008                                                  $ 25,851,967      $(27,792,276)         $ (1,644,033)
                                                                     ===========================================================

   The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Cash Flows

                                                                                 Years Ended
                                                                                  October 31
                                                                                  ----------
                                                                           2007               2008
                                                                           ----               ----
Cash Flows from Operating Activities
  Net loss                                                            $(2,483,969)       $(2,134,172)
  Adjustments to reconcile net loss to cash used by
    operating activities
      Depreciation and amortization                                        34,714             29,243
      Stock and deferred compensation                                     930,723            493,499
      Noncash interest expense                                             21,162            210,558
    Changes in operating assets and liabilities
      Inventory                                                           153,698           (208,197)
      Accounts receivable                                                 (56,472)          (151,764)
      Prepaid expenses and other assets                                    (7,575)             5,142
      Current liabilities                                                 (51,507)          (165,581)
                                                                      -----------        -----------
Net cash used by operating activities                                  (1,459,226)        (1,921,272)

Cash Flows from Investing Activities
  Capitalized patent costs                                                (50,000)                 -
  Purchase of and deposit for property and equipment                       (8,958)           (21,443)
                                                                      -----------        -----------
Net cash used by investing activities                                     (58,958)           (21,443)

Cash Flows from Financing Activities
  Proceeds from sale of preferred stock                                   216,540                  -
  Proceeds from sale of common stock and warrants                       1,518,640            999,274
  Proceeds from note payable                                              213,100            942,430
  Repayment of preferred stock proceeds                                  (239,040)                 -
  Repayment of notes payable                                             (220,000)                 -
                                                                      -----------        -----------
Net cash provided by financing activities                               1,489,240          1,941,704

Net increase (decrease) in cash                                           (28,944)            (1,011)

Cash and cash equivalents, beginning of the period                         56,328             27,384

                                                                      -----------        -----------
Cash and cash equivalents, end of the period                          $    27,384        $    26,373
                                                                      ===========        ===========

Supplemental Cash Flow Information
  Cash payments for interest expense                                  $       425        $         -

  Deferred compensation included in
    stock and dreferred compensation                                  $         -        $    85,384
  Conversion of notes payable and accrued interest
  to common stock                                                     $         -        $   202,129
  Transfer from inventory to fixed assets                             $         -        $    47,245

   The accompanying notes are an integral part of these financial statements.

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

1.       Organization and significant accounting policies

         CDEX Inc. ("CDEX", "we", "us" or the "Company") is a technology development company that is currently applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security, and brand protection markets. CDEX is a public company and its common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "CEXI.OB". CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices and research and development laboratories in Tucson, Arizona.

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

         The preparation of financial statements in conformity with United States generally accepted accounting principles, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, the valuation of inventory and stock-based compensation expense. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

         Revenue is recognized in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped and installation, if necessary, completed, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

         Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met. Specifically, the company does not recognize revenue for ValiMed(TM) units purchased by Baxa Corporation that are warehoused at the company's Tucson facility per Baxa's request (commonly referred to as bill and hold transactions). Such transactions represent $196,000 of deferred revenue at October 31, 2007. Further, the company deferred $69,575 on ValiMed(TM) units issued under conditional sales agreements and $50,000 from the Missouri State Highway Patrol for the Meth Gun Pilot Test Program as the program was not completed by October 31, 2008.

         In fiscal years 2007 and 2008, revenue was recognized from sales to 11 and 32 customers, respectively. Six customers in 2008 represented more than 5% of total sales. Sales to Baxa Corporation were 79% of fiscal year 2007 revenue. No other customer in 2007 represented more than 5% of total sales.

         Cash and cash equivalents: The Company maintains cash balances that may exceed federally insured limits. The Company does not believe that this results in any significant credit risk. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

         Property and equipment: Property and equipment are stated at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Depreciation expense was $29,322 and $23,487 for the years ended October 31, 2007 and 2008, respectively.

         Inventory: Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence.

         Advertising and marketing costs: The cost of advertising and marketing is expensed as incurred. Advertising and marketing expense was $26,320 and $67,925 for the years ended October 31, 2007 and 2008, respectively.

         Research and development: Total research and development costs include labor and stock compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals. These costs are expensed on the accompanying Statements of Operations as research and development costs.

         Stock-Based Compensation: For the fiscal year ended October 31, 2007, we determined stock based compensation expense as the fair value, at the measurement date, of the service received or the common stock issued, whichever is more reliably determined. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is the date at which their performance is complete. This total cost is first reflected as deferred compensation in stockholders' equity (deficit) and then amortized to compensation expense on a straight-line basis over the period over which the services are performed. When the fair value of the common stock is used and the measurement date is not the date of grant, the total cost is re-measured at the end of each reporting period based on the fair market value on that date, and the amortization is adjusted.

         For the fiscal year ended October 31, 2008, the Company followed SFAS 123 (Revised) Accounting for Stock Based Compensation and applied SFAS 123 (Revised) to equity based compensation paid to employees, Directors and consultants. The Statement requires a public entity to measure the cost of services received for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which services are provided.

         Patent: The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, generally 17 years. Patent Expenses were $5,392 and $5,756 for 2007 and 2008, respectively.

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

         Income taxes: Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are recognized currently for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely that such assets will not be realized.

         We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. We record a valuation allowance to reduce our deferred tax assets and review the amount of such allowance annually. When we determine certain deferred tax assets are more likely than not to be utilized, we will reduce our valuation allowance accordingly.

         We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") an interpretation of SFAS 109 on November 1, 2007. The adoption of FIN 48 did not impact the balance sheet, results of operations or cash flows. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

2.       Related party transactions

         During fiscal year ended October 31, 2008, an entity controlled by a Director loaned the Company $75,150. The notes pay interest at the rate of 10% per year, are convertible into common stock and warrants and are payable upon demand or matures twelve months from the date of the loan. The Company issued to that same entity, 1,259,167 shares of Class A Common Stock and an equal number of two year warrants as payment of four notes payable and accrued interest in the amount of $151,000 or $.12 share. The warrants have an exercise price of $.24 per share.

3.       New accounting standards

Fair Value Measurements

         In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors' requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

         Under SFAS 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy.

         SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported for financial assets and liabilities in CDEX' 2008 financial statements.

         In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items to which the deferral applies include the following:
          o Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).
          o Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).
          o Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).
          o Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).
          o Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

         CDEX elected to delay the adoption of SFAS No. 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein.

         Fair Value Option

         In 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

         Different measurement attributes have been required under GAAP for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

         SFAS 159 requires a company to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, "Disclosures about Fair Value of Financial Instruments."

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

         SFAS 159 was effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. CDEX elected not to report any financial assets or liabilities at fair value under SFAS 159 in its 2008 financial statements.

4.       Inventory

         Our inventories consisted of the following at October, 31, 2008:


                           Raw materials                   $141,752

                           Finished goods                   156,535
                                                           --------

                           Total inventory                 $298,287
                                                           ========


5.       Net property and equipment

         Our property and equipment consisted of the following at October, 31, 2008:


         Furniture, fixtures and leasehold improvements             $   2,931

         Equipment                                                    648,395

         Leased equipment                                              47,245
                                                                    ---------

               Total                                                  698,571

         Less accumulated depreciation                               (647,976)
                                                                    ---------

         Net property and equipment                                 $  50,595
                                                                    =========


6.       Net patents

         Our patents consisted of the following at October 31, 2008:


             Patents                                           $ 100,000

             Less accumulated amortization                       (11,149)
                                                               ---------

             Net patents                                       $  88,851
                                                               =========

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

7.       Income taxes

         The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts which would have been computed using statutory rates as follows:

                                                     Year Ended October 31,
                                                     ----------------------
                                                      2007           2008
                                                      ----           ----
         Federal income taxes at the               $ 844,549       $ 725,618
          maximum statutory rate
         State income taxes, net of                  114,263          98,172
          federal tax effect
         Permanent differences                        11,991          12,397
         Increase in valuation allowance            (970,803)       (836,187)
                                                   ---------       ---------

         Benefit from income taxes                 $       -       $       -
                                                   =========       =========



Deferred income taxes were as follows as of October 31:

                                                        2007           2008
                                                        ----           ----
      Stock based compensation                      $ 1,568,605     $ 1,605,522
      Fixed asset basis difference                       34,087          53,446
      Receivables excluded from income for              (26,605)        (85,185)
       income tax reporting purposes
      Accounts payable and accrued expenses             498,605         489,106
       deducted for financial statement reporting
       purposes, but not for income tax reporting
      Net operating loss carryforwards                5,038,202       5,898,302
                                                    -----------     -----------

      Deferred tax asset                              7,112,894       7,961,191
      Valuation allowance                            (7,112,894)     (7,961,191)
                                                    -----------     -----------

      Total                                         $         -     $         -
                                                    ===========     ===========



         For income tax purposes, the Company has net operating loss carryforwards of approximately $15.3 million at October 31, 2008 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

         We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 on November 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of November 1, 2007 and at October 31, 2008, we had no unrecognized tax benefits.

         We recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 31, 2008, we had no uncertain tax positions and no related accrued interest and penalties.

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

8. Stock grants and options

         The Company has two separate stock plans - the 2002 and 2003 Stock Incentive Plans. Both plans provide for the issuance of stock options and stock grants. The 2002 Stock Incentive Plan permits the issuance of up to 3,500,000 shares through December 31, 2011. The 2003 Stock Incentive Plan permits the issuance of up to 25,000,000 shares through December 28, 2011 after subtracting any shares issued under the 2002 Plan. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined scientific and sales-related milestones. During the year ended October 31, 2007, the Company granted 150,000 Class A common shares with a fair value of $28,750 and issued 2,200,000 stock options with a fair value of $1,275,570. The Company granted 3,435,000 stock options with a fair value of $375,972 during the year ended October 31, 2008. We have a practice of issuing new stock to satisfy the exercises of stock options.

         Stock grant and stock option activity under the Plans is as follows:

                                                 Number of Shares
                                                 ----------------

               Balance at October 31, 2006           9,583,043

               Stock grants                          2,200,000
               Options granted                         150,000
                                                   -----------

               Balance at October 31, 2007          11,933,043

               Options granted                       3,435,000
               Options cancelled                       (25,000)
                                                   -----------

               Balance at October 31, 2008          15,343,043
                                                   ===========


         Total compensation expense related to stock awards for employees and consultants was $28,750 and $103,540 for the years ended October 31, 2007 and 2008, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value.

Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to four years.

         The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

                                        For the fiscal year ended October 31, 2008
                                                  2007                       2008
                                                  ----                       ----
Weighted average fair value of grants            $0.57                      $0.11
Expected volatility                               75%                        75%
Expected dividends                                 0%                         0%
Expected term (years)                          3.0 - 5.0                  1.0 - 3.5
Risk free rate                                   4.20%                  1.34% - 2.80%

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

         The following summarizes the activity of our stock options for the fiscal year ended October 31, 2007 and 2008:

                                                              Weighted average
                                         Number of Shares      Exercise Price
                                         ----------------      --------------

         Outstanding at October 31, 2006              -           $      -

         Options Granted                      2,200,000           $   0.17
         Options Exercised                     (140,000)          $   0.15
                                             -----------

         Outstanding at October 31, 2007      2,060,000           $   0.17

         Options Granted                      3,435,000           $   0.24
         Options Exercised                     (210,000)          $   0.15
         Options Cancelled                      (25,000)          $   0.15
                                             -----------

         Outstanding at October 31, 2008      5,260,000           $   0.24
                                             ===========

         Exercisable at October 31, 2008      1,865,000           $   0.21
                                             ===========

         The following summarizes the activity of our warrants stock options for the fiscal year ended October 31, 2007 and 2008:

                                                               Weighted average
                                         Number of Shares       Exercise Price
                                         ----------------       --------------

         Outstanding at October 31, 2006        200,000           $   0.45

         Warrants Issued                     13,350,051           $   0.24
                                             -----------

         Outstanding at October 31, 2007     13,550,051           $   0.24

         Warrants Issued                      4,566,383           $   0.35
         Warrants Exercised                  (4,069,232)          $   0.18
         Warrants Cancelled                  (1,153,847)          $   0.26
                                             -----------

         Outstanding at October 31, 2008     12,893,355           $   0.30
                                             ===========


9.       Stockholders' Equity

         During the fiscal year ended October 31, 2008, the Company sold to several investors 825,928 shares of restricted Class A Common Stock for $268,520, or $.33 per share. Several investors exercised 3,953,847 warrants for an aggregate amount of $698,805, or $.18 per share. The Company granted 1,000,500 restricted Class A Common Shares to five consultants at prices of $.30 per share and $.33 per share as part of negotiated settlement agreements. Various Notes Payable in the aggregate amount of $202,109 were converted into 1,688,311 Class A Common Shares, or $.12 per share. Several individuals exercised 210,000 stock options for an aggregate amount of $31,950, or $.15 per share.

         During the fiscal year ended October 31, 2007, the Company sold 13,477,998 shares of Class A Common Stock for $1,497,040, an average price of $.11 per share. In addition, the Company received $21,600 from the exercise of 140,000 stock options for Class A common Stock for an average exercise price of $.15 per share.

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

         During the fiscal year ended October 31, 2007, the Company engaged a placement agent to assist it in raising capital and paid the agent 556,000 Class A common stock with a fair market value at the time of grant of $94,520.

10.      Notes Payable

         In April 2008, the Company entered into a $75,000 unsecured Convertible Note bearing interest at 9.9% per year and maturing in two years. The Convertible Note and accrued interest is convertible into the Common Stock of the Company after six months based upon a Conversion Price defined in the agreement. In October 2008, the Company issued 87,243 shares of Class A common stock as payment for $10,000 principal on the note or approximately $0.11 per share.

         In June 2008, The Company entered into a Securities Purchase Agreement with an accredited investor for the issuance of a 12% Senior Convertible Note and warrants for total consideration of $1,000,000 minus certain expenses of the purchaser. The note is for $1,086,957 and has monthly redemptions starting after 6 months which are based upon a 24 month amortization. Final payment is due on or before June 25, 2010. The note is convertible into shares of Class A Common Stock of the Company at the rate of $0.30 per share. The warrants permit the holder to purchase up to 2,717,391 shares of common stock from the Company at $0.375 per share until five years from the issuance of the warrants. The warrants also permit the holder to exercise the warrants in a cashless exercise. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

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

         During fiscal year ended October 31, 2008, an entity controlled by a Director loaned the Company $75,150. The notes pay interest at the rate of 10% per year, are convertible into common stock and warrants and are payable upon demand or matures twelve months from the date of the loan. In addition, the Company issued to this same entity, 1,259,167 shares of Class A Common Stock and an equal number of two year warrants as payment of four notes payable and accrued interest in the amount of $151,000 or $0.12 share. The warrants have an exercise price of $0.24 per share.

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

         Our notes payable consisted of the following at October, 31, 2008:

  Gemini Master Fund, Ltd.$1,086,957, 12% convertible note with warrants -        $498,189
    current portion net of unamortized discount
  IAM Investments LLP $109,500 convertible notes, interest rates 9% to 10%,        116,042
   with warrants
                                                                                  --------
  Current liabilities notes payable                                                614,231
                                                                                  --------
  Gemini Master Fund, Ltd.$1,086,957, 12% Convertible Note with warrants -         300,306
   long-term portion
  Tangiers Capital, LLC, $75,000, 9.9% convertible note                             69,150
                                                                                  --------
  Long-term liabilities notes payable                                              369,456
                                                                                  --------
  Total notes payable                                                             $983,687
                                                                                  ========


11.      Commitments and Contingencies

         Operating  Leases

         The future minimum lease payments required under operating leases that have an initial non-cancelable lease term greater than one year as of October 31, 2008 is $31,262.

         The future minimum royalty payments required under a patent license agreement is $50,000 for both calendar years 2009 and 2010 payable quarterly. In addition to the future minimum royalty payments, the Company is required to pay a royalty on sales above a certain limit defined in the agreement.

         Litigation

         CDEX may from time to time be involved in legal proceedings arising from the normal course of business. In June 2008, a lawsuit was filed by Hutchinson & Steffen in a Nevada District Court, Clark County, against the Company, alleging, among other things, breach of contract. On July 2, 2008, Hutchinson & Steffen and the Company entered into a settlement agreement, staying the legal proceedings pending completion of the terms of the settlement agreement. As of the date of this report, we have not received notice of any other legal proceedings.

         Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse, the Company may not be able to continue as a going concern.

12.      Going Concern

         The Company has incurred losses since its inception of approximately $27,792,000 and has had limited product sales from its inception through fiscal year 2008. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

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

                                   CDEX, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2008

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

         During the fiscal year ended October 31, 2008, the Company received $1,941,704 in funding, comprised of:

     o $942,430 from the net proceeds from five notes payable. These notes bear interest from 9.9% to 12% and have maturities up to two years.

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

     o $28,804 received from the exercise of 142,600 stock options for an average price of approximately $.20 per share.

13.      Subsequent Events

Subsequent to October 31, 2008:

         The Company issued 1,026,290 shares of Class A common stock as payment for $60,000 on a note or approximately $0.06 per share.

         An entity controlled by a Director loaned the Company $112,750 in four separate notes. The notes pay interest at the rate of 10% per year, are convertible into common stock and warrants and are payable upon demand or matures twelve months from the date of the loan. In addition, the Company issued to this same entity, 89,381 shares of Class A Common Stock and an equal number of two year warrants as payment of four notes payable and accrued interest in the amount of $10,726 or $0.12 share. The warrants have an exercise price of $0.24 per share.

         An investor purchased 500,000 shares of Class A common stock for $50,000 and was granted a two year warrant.

         Additionally, a Director of the company purchased 250,000 shares of Class A common stock for $25,000 and was granted a two year warrant.

         On June 25, 2008, Gemini Master Fund, Ltd. ("Gemini") and CDEX entered into a Securities Purchase Agreement, a 12% Senior Convertible Note, and a Common Stock Purchase Warrant to purchase up to 2,717,391 shares of Common Stock (combined these are termed "Transaction Documents"). Subsequently, Gemini and CDEX have amended these Transaction Documents on December 18, 2008 and February 10, 2009 (effective February 1, 2009). The first amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents up to $500,000 until April 1, 2009 in common stock financing subject to defined terms in the amendment, delayed payments due to Gemini under the Transaction Documents until February 1, 2009, and allowed for prepayment of the Note before April 1, 2009 without penalty. The second amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until May 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until May 1, 2009 with reset conversion provisions, reset the exercise price of 30% of the Transaction Document warrants and allowed repayment of the Note before May 1, 2009 without penalty.