Form 10KSB/A
period 2008-10-31
CDEX INC
filed 2009-03-13
CIK 1173738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                   Amendment 1


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


The number of shares outstanding of the issuer's common stock as of March 5, 2009 was 62,367,000 shares.


Transitional Small Business Disclosure Format Yes |_| No |X|

                                EXPLANATORY NOTE

         CDEX, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008 in response to comments received from the Securities and Exchange Commission. This Amendment No. 1 shall amend the original filing in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

         This Form 10-KSB/A does not reflect events occurring after the filing of the original report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the original report was filed.

         This filing is for the sole purpose of amending 1) the disclosure of our controls and procedures pursuant to Item 8A, 2) the Report of Independent Registered Public Accounting Firm on page F-2, and 3) corrections of Exhibits
31.1 and 31.2.

         As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure

ITEM 8A. CONTROLS AND PROCEDURES


Management's Report on Internal Control over Financial Reporting

         Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our Company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of October 31, 2008. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2008.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission ("SEC") that permit the Company to provide only management's report in this annual report.

Evaluation of disclosure controls and procedures

         Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2008, due to management's failure to include its report on internal control over financial reporting in the Form 10-KSB as required.

Changes in Internal Controls Over Financial Reporting

         There has been no change in The Company's internal control over financial reporting for the quarter ended October 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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
                                             =======      =======

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2009.


                                    CDEX INC.

                       By:    /s/ Malcolm H. Philips
                             -----------------------
                             Name:  Malcolm H. Philips
                             Title: President and Chief Executive
                                     Officer and Chairman of the Board
                                     of Directors

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints Malcolm H. Philips, as such person's true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for such person in name, place and stead, to sign in any and all amendments to this report on Form 10-KSB/A, in any and all capacities, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agents, and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on March 12, 2009.


Name                                        Title

                                            President and Chief Executive
                                             Officer and Chairman of the Board
 /s/ Malcolm H. Philips                      of Directors
-------------------------------------------
MALCOLM H. PHILIPS

 /s/ Timothy D. Shriver                     Chief Operating Officer and Director
-------------------------------------------
TIMOTHY D. SHRIVER

                                            Chief Financial Officer and
 /s/ Stephen A. McCommon                     VP of Finance
-------------------------------------------
STEPHEN A. MCCOMMON

 /s/ George Dials                           Director
-------------------------------------------
GEORGE DIALS

 /s/ Donald W. Strickland                   Director
-------------------------------------------
DONALD W. STRICKLAND

 /s/ Malcolm H. Philips                     Director
-------------------------------------------
MALCOLM H. PHILIPS

 /s/ Carmen J. Conicelli                    Director
-------------------------------------------
CARMEN J. CONICELLI

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


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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