Form 10-Q
period 2009-01-31
CDEX INC
filed 2009-03-23
CIK 1173738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended January 31, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From _____ to ____

                        Commission File Number 000-49845

                                    CDEX INC.
                                    ---------
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                                      52-2336836
                     ------                                      ----------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

 4555 South Palo Verde Road, Suite 123, Tucson, Arizona             85714
 ------------------------------------------------------             -----
        (Address of Principal Executive Offices)                 (Zip Code)

         Registrant's Telephone Number, Including Area Code 520-745 5172

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: [ ]    Accelerated filer:         [ ]
Non-accelerated filer:   [ ]    Smaller reporting company: [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     On March 13, 2009, 63,209,634 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

     Transitional Small Business Disclosure Format Yes |_| No |X|

                                   CDEX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                          Part I FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of October 31, 2008 and                   1
           January 31, 2009

         Condensed Statements of Operations for the Three  Months ended        2
           January 31, 2008 and 2009

         Condensed Statements of Cash Flow for the Three  Months ended         3
           January 31, 2008 and 2009

         Notes to Condensed Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial Condition and       8
         Results of Operations

Item 4T. Controls and Procedures                                              11

                            Part II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    12

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

ITEM 3.  Defaults Upon Senior Securities                                      12

ITEM 4.  Submission of Matters to a vote of Security Holders                  12

ITEM 5.  Other Information                                                    12

ITEM 6.  Exhibits                                                             12

Signatures                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

                              CDEX Inc.
                       Condensed Balance Sheets

                                                                                              October 31, 2008      January 31, 2009
                                                                                              ----------------      ----------------
                                                                                                                        Unaudited
                                                                                                                        ---------
Assets
    Current assets
       Cash and cash equivalents                                                                $     26,373           $      5,026
       Accounts receivable                                                                           220,688                 91,899
       Inventory - net                                                                               298,287                302,091
       Prepaid expenses                                                                              100,078                100,078
                                                                                                ------------           ------------
    Total current assets                                                                             645,426                499,094
    Property and equipment, net                                                                       50,595                 43,036
    Patents, net                                                                                      88,851                 86,403
    Other assets                                                                                      90,661                 65,642
                                                                                                ------------           ------------
Total assets                                                                                    $    875,533           $    694,175
                                                                                                ============           ============

Liabilities and stockholders' deficit
    Current liabilities
       Accounts payable and accrued expenses                                                    $  1,394,727           $  1,612,738
       Notes payable and accrued interest                                                            614,231                943,688
       Advance payments                                                                               21,576                 18,635
       Deferred revenue                                                                              119,575                 50,000
                                                                                                ------------           ------------
    Total current liabilities                                                                      2,150,109              2,625,061
    Notes payable and accrued interest,
      net of unamortized debt discount                                                               369,456                209,519
                                                                                                ------------           ------------
    Total liabilities                                                                              2,519,565              2,834,580

Commitments and contingencies

Stockholders' deficit
    Preferred stock - undesignated - $.005 par value per share,
      350,000 shares authorized and none outstanding                                                       -                      -
    Preferred stock - series A - $.005 par value per share,
      150,000 shares authorized and 6,675 outstanding at
      October 31, 2008 and January 31, 2009                                                               33                     33
    Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 59,247,991 outstanding at October 31,
      2008 and 60,657,366 outstanding at January 31, 2009                                            296,244                303,291
    Additional paid in capital                                                                    25,851,967             26,051,235
    Accumulated deficit                                                                          (27,792,276)           (28,494,964)
                                                                                                ------------           ------------
Total stockholders' deficit                                                                       (1,644,032)            (2,140,405)
                                                                                                ------------           ------------
Total liabilities and stockholders' deficit                                                     $    875,533           $    694,175
                                                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                                    CDEX INC.
                        Condensed Statement of Operations
                                   (unaudited)

                                                                             For the three months ended
                                                                                    January 31
                                                                     -----------------------------------------
                                                                          2008                        2009
Revenue                                                               $    183,096                $    157,469

Cost of revenue                                                             37,731                      42,567
                                                                      ------------                ------------

Gross profit                                                               145,365                     114,902

Operating Expenses
        General and administrative expenses                                373,874                     452,142
        Research and development costs                                     224,343                     222,982
                                                                      ------------                ------------
Total operating expenses                                                   598,217                     675,124

Loss from operations                                                      (452,852)                   (560,222)

Other (expense)
        Interest expense                                                    (4,535)                   (142,467)
                                                                      ------------                ------------
Total other (expense)                                                       (4,535)                   (142,467)

                                                                      ------------                ------------
Net loss                                                              $   (457,387)               $   (702,689)
                                                                      ============                ============

Basic and diluted net loss
        per common share:                                             $      (0.01)               $      (0.01)
                                                                      ============                ============

Basic and diluted weighted average
        common shares outstanding                                       52,685,778                  59,658,324
                                                                      ============                ============

      The accompanying notes are an integral part of these financial statements.

                           CDEX Inc.
               Condensed Statements of Cash Flows
                          (unaudited)

                                                                              For the three months ended
                                                                                      January 31
                                                                          ----------------------------------
                                                                            2008                      2009
                                                                            ----                      ----
Cash Flows from Operating Activities
    Net loss                                                              $(457,387)              $(702,689)
    Adjustments to reconcile net loss to cash used by
       operating activities
         Depreciation and amortization                                        9,423                  10,007
         Stock based compensation                                            31,814                  95,589
         Noncash interest expense                                             4,535                 142,465
       Changes in operating assets and liabilities
         Inventory                                                           37,731                  (3,804)
         Accounts receivable                                                (23,302)                128,789
         Current liabilities                                                 12,118                 145,495
                                                                          ---------               ---------
Net cash used by operating activities                                      (385,068)               (184,148)

Cash Flows from Investing Activities

                                                                          ---------               ---------
Net cash used by investing activities                                           -                       -

Cash Flows from Financing Activities
    Proceeds from sale of common stock and warrants                         130,000                  50,001
    Proceeds from exercise of options and warrants                          342,450                     -
    Proceeds from note payable                                                  -                   112,800
                                                                          ---------               ---------
Net cash provided by financing activities                                   472,450                 162,801

Net increase (decrease) in cash                                              87,382                 (21,347)

Cash and cash equivalents, beginning of the period                           27,384                  26,373

                                                                          ---------               ---------
Cash and cash equivalents, end of the period                              $ 114,766               $   5,026
                                                                          =========               =========

Supplemental Cash Flow Information
    Cash payments for interest expense                                    $     425                   $ -
    to common stock                                                       $  41,029               $  60,726

       The accompanying notes are an integral part of these financial statements.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2009
                                   (Unaudited)

1. Basis of Presentation

         The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of January 31, 2009 (collectively, "CDEX", "we", "our", "us" or the "Company"). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended January 31, 2009, may not be indicative of the results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The interim unaudited condensed consolidated financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-KSB.

Use of Estimates

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

Recent Accounting Pronouncements

         There are no new accounting pronouncements not previously disclosed that are not yet effective but expected to affect the Company's consolidated financial statements.

2.       Inventory

         Our inventories consisted of the following:

                                October 31, 2008        January 31, 2009
                                ----------------        ----------------

Raw materials                   $          141,752      $        147,882

Finished goods                             156,535               154,209
                                ------------------      ----------------

Total inventory                 $          298,287      $        302,091
                                ==================      ================

3.       Property and equipment, net

         Our property and equipment consisted of the following:

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2009
                                   (Unaudited)

                                                           October 31, 2008            January 31, 2009
                                                           ----------------            ----------------
Furniture, fixtures and leasehold improvements             $          2,931            $          2,931

Equipment                                                           648,395                     648,395

Leased equipment                                                     47,245                      47,245
                                                           ----------------            ----------------

         Total                                                      698,571                     698,571

Less accumulated depreciation                                      (647,976)                   (655,535)
                                                           ----------------            ----------------

Property and equipment, net                                $         50,595            $         43,036
                                                           ================            ================

4.       Patents, net

         Our patents consisted of the following at January 31, 2009:

                                       October 31, 2008    January 31, 2009
                                       ----------------    ----------------

Patents                                $        100,000    $        100,000

Less accumulated amortization                   (11,149)            (13,597)
                                       ----------------    ----------------

Patents, net                           $         88,851    $         86,403
                                       ================    ================

5.       Notes Payable

         During the three months ended January 31, 2009, the Company received $87,700 in proceeds under a number of convertible notes payable with an entity controlled by a director. Each convertible note payable pays interest at 10% per year, is convertible into common stock and warrants, is payable upon demand or matures twelve months from the loan date. Company also received $25,100 in proceeds under a convertible note payable with an existing investor. The convertible note payable pays interest at 12% per year, is due in one year from issuance and is convertible at maturity into shares of restricted Class A common stock and a warrant for the same number of shares. In addition, one existing investor converted principal portions of his note payable in the amount of $50,000 into 819,994 Class A Common Shares, or approximately $0.06 per share. Additionally, an entity controlled by a director converted its note payable and accrued interest in the amount of $10,726 into 89,381 Class A Common Shares, or $.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

         During the three months ended January 31, 2008, the Company received no proceeds from additional borrowings.

6.       Stock-Based Compensation

         For the three months ended January 31, 2008 and 2009, share-based compensation expense totaled $31,814 and $95,589, respectively. There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2009
                                   (Unaudited)

         During the three months ended January 31, 2009, we granted 2,120,000 shares underlying stock options to our employees, directors and non-employee consultants, of which 1,745,000 represented performance options which were issued in the fourth quarter of 2008, modified, or cancelled and re-issued with new terms in the first quarter of 2009. The performance options were issued pursuant to an employee option incentive program covering all employees, based on company performance. 40% of the performance options would vest when the Company has positive cash flow from operations for one fiscal quarter and the remaining 60% of the performance options would vest when the company has positive operating cash flow for two quarters. If the Company does not accomplish both milestones by April 30, 2010, any unvested part of the bonus options will lapse. Of the remaining option shares granted 160,000 vested immediately, 150,000 vests over two years and 65,000 were performance options. The options granted in the first quarter of 2009 have a weighted average exercise price of $0.10 per share. Total cancelled/forfeited options for the quarter include the 1,745,000 reissued options mentioned above and 120,000 options all of which had a weighted average exercise price of $0.17. Additionally, 150,000 options with a weighted average exercise price of $0.17 expired during the quarter.

         During the three months ended January 31, 2008, we granted options to purchase 260,000 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date of grant. Stock options for 135,000 shares were exercised for $20,450 or $.15 per share.

         We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

                                          For the three months ended January 31,
                                                  2008               2009
                                                  ----               ----
Weighted average grant date fair value           $0.17              $0.09
Expected volatility                               75%                75%
Expected dividends                                 0%                 0%
Expected term (years)                          1.0 - 1.6          1.0 - 3.25
Risk free rate                               2.11% - 2.74%      0.51% - 4.19%

         During the three months ended January 31, 2009, 150,000 options were forfeited, and no options were exercised. As of January 31, 2009, approximately $231,000 of total unrecognized compensation cost related to stock options is expected to be recognized over approximately 2 years.

7.       Stockholders' Equity

         During the three months ended January 31, 2009, the Company sold to a new investor, 500,000 shares of restricted Class A common stock for $50,000, or $0.10 per share and a warrant for the purchase of 250,000 shares of restricted Class A common stock, with an exercise price of $0.20. One existing investor converted principal portions of his note payable amount of $50,000 into 819,994 Class A Common Shares, or approximately $0.06 per share. Additionally, an entity controlled by a director converted his note payable and accrued interest in the amount of $10,726 into 89,381 Class A Common Shares, or $.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

         During the three months ended January 31, 2008, the Company sold 325,000 shares of common stock for $130,000, or $.40 per share. One lender and one director converted their notes payable and accrued interest in the amount of $41,029 into 341,901 shares, or $.12 per share. Several investors exercised 1,611,247 warrants for an amount of $322,000, or $.20 per share.

8        Commitments and Contingencies

         Litigation

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2009
                                   (Unaudited)

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

         Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, the Company has not received any formal notices of default as most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should creditors pursue recourse, the Company may not be able to continue as a going concern.

9.       Subsequent Event

         Subsequent to January 31, 2009, an entity controlled by a director loaned the Company $10,050 under a convertible note payable agreement. The note pays interest at the rate of 10% per year, is convertible into common stock and warrants, is payable upon demand or matures twelve months from the loan date.

         An entity controlled by a director converted notes payable and accrued interest in the amount of $28,603 into 238,359 Class A common shares, or $.12 per share and warrants for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share. Also, two investors converted portions of their notes payable in the amount of $70,170 into 913,909 Class A common shares, or an average price of approximately $0.08 per share.

         The Company sold to a director 250,000 shares of restricted Class A common stock for $25,000, or $0.10 per share and a warrant for the purchase of 125,000 shares of restricted Class A common stock, with an exercise price of $0.20. The Company also sold to new investors, 1,150,000 shares of restricted Class A common stock for $115,000, or $0.10 per share and a warrant for the purchase of 575,000 shares of restricted Class A common stock, with an exercise price of $0.20.

         On June 25, 2008, Gemini Master Fund, Ltd. ("Gemini") and CDEX entered into a Securities Purchase Agreement, a 12% Senior Convertible Note, and a Common Stock Purchase Warrant to purchase up to 2,717,391 shares of Common Stock (combined these are termed "Transaction Documents"). Subsequently, Gemini and CDEX have amended these Transaction Documents on December 18, 2008 and February 10, 2009 (effective February 1, 2009). The first amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents up to $500,000 until April 1, 2009 in common stock financing subject to defined terms in the amendment, delayed payments due to Gemini under the Transaction Documents until February 1, 2009, and allowed for prepayment of the Note before April 1, 2009 without penalty. The second amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until May 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until May 1, 2009 with reset conversion provisions, reset the exercise price of 30% of the Transaction Document warrants and allowed repayment of the Note before May 1, 2009 without penalty. The Company is currently evaluating the impact the modifications relating to the Gemini Master Fund note will have on its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008.

Cautionary Note Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated", "estimates", "plans", "strategy", "target", "prospects", "should", "intends", "estimates" "continue" and other words of similar meaning. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

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

         PRODUCTS
         --------

         We are currently focusing our resources on marketing and developing real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. While our primary area of focus for 2008 was products in the medical and security markets, we continued research and development on these products areas.

         PRINCIPAL PRODUCTS

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

                              RESULTS OF OPERATIONS

         Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

         Revenue: Revenue was $157,469 and $183,096 during the three months ended January 31, 2009 and January 31, 2008, respectively. The decrease in revenue of $25,627 resulted primarily from the fewer installations of ValiMed(TM) units and lower related customer supplies and installation and training revenues in 2009 offset by sales of our ID2 meth scanner product and increased maintenance revenues.

         Cost of revenue: Cost of revenue was $42,567 and $37,737 during the three months ended January 31, 2009 and January 31, 2008, respectively, an increase of $4,836 reflecting an increase in raw material purchased during the period.

         General and administrative expenses: General and administrative expenses were $452,142 during three months ended January 31, 2009, compared with $373,874 during the three months ended January 31, 2008. The increase of $78,268 (or 21%) resulted from increases in payroll, non-cash stock-based expense and employee benefit programs of $167,192 offset by decreases in consulting fees, legal and travel expenses of $104,609.

         Research and development costs: Research and development costs were $222,982 during the three months ended January 31, 2009, compared with $224,343 during the three months ended January 31, 2008. This decrease of $1,361 (or 1%) resulted primarily from decreases in materials and expenditures for consultants of $76,118 offset by increases in payroll and benefits of $74,757 as we continue development activities on such projects as the Advanced Signature Adjustment software and enhancements to both the ValiMed(TM) and the Meth Scanner product lines.

         Other expense): During three months ended January 31, 2009, other expense was $142,467 of interest expense on the notes payable compared to interest expense of $4,535 during the three months ended January 31, 2008. The increase in interest expense was due to higher levels of interest bearing debt along with the amortization of the values of the convertible feature and warrant associated with the GEMINI debt.

         Net loss was $702,689 during the three months ended January 31, 2009, compared with a net loss of $457,387 during the three months ended January 31, 2009, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

         As of January 31, 2009, we had negative working capital of $2,140,405 including $5,026 of cash and cash equivalents. We anticipate the need to raise additional capital over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through bank borrowings, equity or debt financing. If the Company is not successful in raising the required additional capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

         During the fiscal quarter ended January 31, 2009, the Company received $162,801 in funding, comprised of:

     o $112,800 from the proceeds from notes payable. These notes bear interest from 10% to 12% and have maturities up to two years.

     o $50,001 for the sale of 500,000 shares of restricted Class A common stock at a price of $0.10 per share and warrants to purchase to 250,000 shares at an exercise price of $.20 per share for a two year period from the effective dates of the share purchases.

         We had a net decrease in cash and cash equivalents of $21,347 during the three months ended January 31, 2009. During the first three months of fiscal 2009, we used $184,148 of cash in operating activities. This amount is comprised primarily of our net loss of $702,689, offset by an increase in our current liabilities of $145,495, noncash interest expense of $142,465, a decrease in accounts receivable of $128,789 and stock based compensation expense of $95,589. As part of our total cash use during the first three months of fiscal 2009, we had no investing activities but we did have $162,801 provided by financing activities from the $112,800 proceeds from notes payable and $50,001 proceeds from the sale of common stock and warrants.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

         The Company's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of January 31, 2009, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

         In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended January 31, 2009 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended January 31, 2009, the Company sold to a new investor, 500,000 shares of restricted Class A common stock for $50,000, or $0.10 per share and a warrant for the purchase of 250,000 shares of restricted Class A common stock, with an exercise price of $0.20. One existing investor converted principal portions of his note payable amount of $50,000 into 819,994 Class A Common Shares, or approximately $0.06 per share. Additionally, an entity controlled by a director converted his note payable and accrued interest in the amount of $10,726 into 89,381 Class A Common Shares, or $.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

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

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits

31.1     Certification of Chief Executive Officer.

31.2     Certification of Chief Financial Officer.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2009.


                                    CDEX INC.


By:         /s/  Malcolm H. Philips, Jr.
            ----------------------------
            Malcolm H. Philips, Jr.
            President and Chief Executive
            Officer


By:         /s/  Stephen A. McCommon
            ----------------------------
            Stephen A. McCommon
            Chief Financial Officer and
            Vice President of Finance