Form 10-Q
period 2009-04-30
CDEX INC
filed 2009-06-22
CIK 1173738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended April 30, 2009
                                    --------------

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
             Yes [_] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer:[_] Accelerated filer:[_] Non-accelerated filer:[_] Smaller reporting company:[X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     On June 15, 2009, 64,209,634 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.


     Transitional Small Business Disclosure Format Yes |_| No |X|

                                   CDEX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                          Part I FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of October 31, 2008 and April 30, 2009   1

         Condensed Statements of Operations for the three months ended        2
          April 30, 2008 and 2009

         Condensed Statements of Operations for the six months ended          3
          April 30, 2008 and 2009

         Condensed Statements of Cash Flow for the six months ended           4
          April 30, 2008 and 2009

         Notes to Condensed Financial Statements                              5

Item 2.  Management's Discussion and Analysis of Financial Condition and      10
         Results of Operations

Item 4T. Controls and Procedures                                              15

                            Part II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    16

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

ITEM 5.  Other Information                                                    16

ITEM 6.  Exhibits                                                             16

Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements


                                    CDEX Inc.
                            Condensed Balance Sheets

                                                                           October 31, 2008       April 30, 2009
                                                                           ----------------       --------------
                                                                                                     Unaudited
                                                                               ---------             ---------
Assets
  Current assets
    Cash and cash equivalents                                                $     26,373          $      1,443
    Accounts receivable                                                           220,688                83,590
    Inventory - net                                                               298,287               300,572
    Prepaid expenses                                                              100,078               100,078
                                                                             ------------          ------------
  Total current assets                                                            645,426               485,683
  Property and equipment, net                                                      50,595                51,345
  Patents, net                                                                     88,851                83,955
  Other assets                                                                     90,661                40,622
                                                                             ------------          ------------
Total assets                                                                 $    875,533          $    661,605
                                                                             ============          ============

Liabilities and stockholders' deficit
  Current liabilities
    Accounts payable and accrued expenses                                    $  1,394,727          $  1,772,960
    Notes payable and accrued interest                                            614,231               996,299
    Advance payments                                                               21,576                23,678
    Deferred revenue                                                              119,575                50,000
                                                                             ------------          ------------
  Total current liabilities                                                     2,150,109             2,842,937
  Notes payable and accrued interest,
    net of unamortized debt discount                                              369,456               160,003
                                                                             ------------          ------------
  Total liabilities                                                             2,519,565             3,002,940

Commitments and Contingencies

Stockholders' deficit
  Preferred stock - undesignated - $.005 par value per share,
   350,000 shares authorized and none outstanding                                       -                     -
  Preferred stock - series A - $.005 par value per share,
   150,000 shares authorized and 6,675 outstanding at
   October 31, 2008 and April 30, 2009                                                 33                    33
  Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 59,247,991 outstanding at October 31,
   2008 and 64,209,634 outstanding at April 30, 2009                              296,244               321,052
  Additional paid in capital                                                   25,851,967            26,420,635
  Accumulated deficit                                                         (27,792,276)          (29,083,055)
                                                                             ------------          ------------
Total stockholders' deficit                                                    (1,644,032)           (2,341,335)
                                                                             ------------          ------------
Total liabilities and stockholders' deficit                                  $    875,533          $    661,605
                                                                             ============          ============

   The accompanying notes are an integral part of these financial statements.

                                    CDEX INC.
                        Condensed Statement of Operations
                                   (unaudited)

                                                                          For the three months ended
                                                                                    April 30
                                                                          --------------------------
                                                                         2008                    2009
                                                                         ----                    ----
Revenue                                                               $    220,377           $     95,918


Cost of revenue                                                             40,242                 16,461
                                                                      ------------           ------------

Gross profit                                                               180,135                 79,457


Operating Expenses
     Selling, general and administrative                                   431,527                478,950
     Research and development                                              202,052                 46,862
                                                                      ------------           ------------
Total operating expenses                                                   633,579                525,812

Loss from operations                                                      (453,444)              (446,355)

Other (expense)
     Interest expense                                                       (4,513)              (141,736)
                                                                      ------------           ------------
Total other (expense)                                                       (4,513)              (141,736)

                                                                      ------------           ------------
Net loss                                                              $   (457,957)          $   (588,091)
                                                                      ============           ============

Basic and diluted net loss
     per common share:                                                $      (0.01)          $      (0.01)
                                                                      ============           ============

Basic and diluted weighted average
     common shares outstanding                                          54,444,559             62,120,114
                                                                      ============           ============

     The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations
                                   (unaudited)

                                                                           For the six months ended
                                                                                    April 30
                                                                           ------------------------
                                                                         2008                    2009
                                                                         ----                    ----
Revenue                                                               $    403,473           $    253,387


Cost of revenue                                                             77,973                 59,028
                                                                      ------------           ------------

Gross profit                                                               325,500                194,359


Operating Expenses
     Selling, general and administrative                                   805,401                931,092
     Research and development                                              426,395                269,844
                                                                      ------------           ------------
Total operating expenses                                                 1,231,796              1,200,936

Loss from operations                                                      (906,296)            (1,006,577)

Other (expense)
     Interest expense                                                       (9,048)              (284,203)
                                                                      ------------           ------------
Total other (expense)                                                       (9,048)              (284,203)

                                                                      ------------           ------------
Net loss                                                              $   (915,344)          $ (1,290,780)
                                                                      ============           ============

Basic and diluted net loss
     per common share:                                                $      (0.02)          $      (0.02)
                                                                      ============           ============

Basic and diluted weighted average
     common shares outstanding                                          53,565,169             60,889,219
                                                                      ============           ============

   The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                           For the six months ended
                                                                                    April 30
                                                                           ------------------------
                                                                         2008                    2009
                                                                         ----                    ----
Cash Flows from Operating Activities
  Net loss                                                            $  (915,344)             $(1,290,780)
  Adjustments to reconcile net loss to cash used by
    operating activities
      Depreciation and amortization                                        18,846                   20,003
      Stock based compensation                                             59,644                  133,979
      Stock issued for services                                             8,520                        -
      Noncash interest expense                                              9,048                  284,203
    Changes in operating assets and liabilities
      Inventory                                                            71,844                  (18,142)
      Accounts receivable                                                  (7,389)                 137,098
      Current liabilities                                                  53,062                  310,760
                                                                      -----------              -----------
Net cash used by operating activities                                    (701,769)                (422,879)

Cash Flows from Investing Activities

                                                                      -----------              -----------
Net cash used by investing activities                                           -                        -

Cash Flows from Financing Activities
  Proceeds from sale of common stock and warrants                         160,000                  250,000
  Proceeds from issuance of convertible notes payable                      95,050                  147,949
  Proceeds from exercise of options and warrants                          447,950                        -
                                                                      -----------              -----------
Net cash provided by financing activities                                 703,000                  397,949

Net increase (decrease) in cash                                             1,231                  (24,930)

Cash and cash equivalents, beginning of the period                         27,384                   26,373

                                                                      -----------              -----------
Cash and cash equivalents, end of the period                          $    28,615              $     1,443
                                                                      ===========              ===========

Supplemental Cash Flow Information
  Cash payments for interest expense                                  $       425              $         -
  Conversion of notes payable and accrued interest
    to common stock                                                   $    67,158              $   209,498
  Transfer from inventory to fixed assets                             $         -              $    15,857

   The accompanying notes are an integral part of these financial statements.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2009
                                   (Unaudited)


1. Basis of Presentation

         The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of April 30, 2009 (collectively, "CDEX", "we", "our", "us" or the "Company"). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended April 30, 2009, may not be indicative of the results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-KSB.

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

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") issued EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." EITF 96-19 defines how a debtor should account for an exchange of debt instruments with substantially different terms, how a debtor should account for a substantial modification in the terms of an existing debt agreement (other than a troubled debt restructuring), and if a gain or loss is recognized from an exchange or modification, whether the gain or loss should be classified as extraordinary. The adoption of this standard had no impact to the Company's financial position, results of operations, or cash flows.

         The FASB EITF issued EITF 06-6, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments." EITF 06-6 defines how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer's analysis of whether debt extinguishment accounting should be applied, and how to account for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. The adoption of this standard had no impact to the Company's financial position, results of operations, or cash flows.

         In May 2008, the FASB has issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of the standard is not expected to have a significant impact on the company's consolidated financial statements.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2009
                                   (Unaudited)

         In June 2008, the FASB EITF issued EITF 07-5, "Determining Whether an instrument is Indexed to an Entity's Own Stock." As a result of EITF 07-5, freestanding warrants and certain other instruments containing protective features, which provide for adjustments to the exercise or conversion price if the entity subsequently issues shares or other equity-related contracts to a new investor with more favorable pricing, will no longer be eligible to be recorded in equity. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is currently assessing the impact of this standard on its financial statements.

         In June 2008, the FASB issued FASB Staff Position, FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The company is currently assessing the impact of this standard on its financial statements.

2.       Inventory

         Our inventories consisted of the following:

                                        October 31, 2008        April 30, 2009
                                        ----------------        --------------

                Raw materials               $141,752               $151,596

                Finished goods               156,535                148,976
                                            --------               --------

                Total inventory             $298,287               $300,572
                                            ========               ========

3.       Property and equipment, net

         Our property and equipment consisted of the following:

                                                          October 31, 2008          April 30, 2009
                                                          ----------------          --------------

         Furniture, fixtures and leasehold improvements      $   2,931                 $   2,931

         Equipment                                             648,395                   648,395

         Leased equipment                                       47,245                    63,101
                                                             ---------                 ---------

                Total                                          698,571                   714,427

         Less accumulated depreciation                        (647,976)                 (663,082)
                                                             ---------                 ---------

         Property and equipment, net                         $  50,595                 $  51,345
                                                             =========                 =========


4.       Patents, net

         Our patents consisted of the following:

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2009
                                   (Unaudited)

                                         October 31, 2008         April 30, 2009
                                         ----------------         --------------

         Patents                            $ 100,000                $ 100,000

         Less accumulated amortization        (11,149)                 (16,045)
                                            ---------                ---------

         Patents, net                       $  88,851                $  83,955
                                            =========                =========


5.       Notes Payable

         During the three months ended April 30, 2009, the Company received $10,050 in proceeds under a convertible notes payable with an entity controlled by a director. The convertible note payable pays interest at 10% per year, is convertible into common stock and warrants, is payable upon demand or matures twelve months from the loan date. The Company also received $25,100 in proceeds under a convertible note payable with an existing investor. The convertible note payable pays interest at 12% per year, is due in one year from issuance and is convertible at maturity into shares of restricted Class A common stock and a warrant for the same number of shares. In addition, Tangiers Capital, LLC converted its note payable and accrued interest in the amount of $20,170 into 413,909 Class A Common Shares, or approximately $0.05 per share based on Variable Rate Transaction formula. Gemini Master Fund, Ltd. ("Gemini") converted a portion of its note payable and accrued interest in the amount of $100,000 into 1,000,000 Class A Common Shares, or approximately $0.10 per share. Additionally, an entity controlled by a director converted two note payables and accrued interest in the amount of $28,603 into 238,359 Class A Common Shares, or $.12 per share and a warrant for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

         On June 25, 2008, Gemini and CDEX entered into a Securities Purchase Agreement, a 12% Senior Convertible Note, and a Common Stock Purchase Warrant to purchase up to 2,717,391 shares of Common Stock (combined these are termed "Transaction Documents"). Subsequently, Gemini and CDEX have amended these Transaction Documents on December 18, 2008 and February 10, 2009 (effective February 1, 2009). The first amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents up to $500,000 until April 1, 2009 in common stock financing subject to defined terms in the amendment, delayed payments due to Gemini under the Transaction Documents until February 1, 2009, and allowed for prepayment of the Note before April 1, 2009 without penalty. The second amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until May 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until May 1, 2009 with reset conversion provisions, reset the exercise price of 30% of the Transaction Document warrants and allowed repayment of the Note before May 1, 2009 without penalty. The Company has determined that the modified terms of the agreement are not material enough to require an adjustment to its financial statements.

         During the three months ended April 30, 2008, the Company received $20,050 in proceeds under a note payable with an existing investor. In addition, the Company issued 217,747 Class A Common Stock as payment of a note payable and accrued interest in the amount of $26,130 or $.12 per share. In addition, the Company entered into a $75,000 unsecured Convertible Note with Tangiers Capital, LLC, bearing interest at 9.9% per year and maturing in two years. The Convertible Note and accrued interest is convertible into the Common Stock of the Company after six months based upon a Variable Rate Transaction formula defined in the agreement.

6.       Stock-Based Compensation

         For the three months ended April 30, 2009 and 2008, share-based compensation expense totaled $38,389 and $27,830, respectively. For the six months ended April 30, 2009 and 2008, share-based compensation expense totaled $133,979 and $59,644, respectively. There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2009
                                   (Unaudited)


         During the three months ended April 30, 2009, we granted 400,000 shares underlying stock options to non-employee consultants and 30,000 shares underlying stock options to employees. These granted options contain exercise prices equal to the market value of our common stock on the date of grant. Of the 430,000 granted, 230,000 vest 50% six months and twelve months from issuance, 150,000 vest 25% every six months, and the remaining 50,000 vested immediately. The options granted in the second quarter of 2009 have a weighted average exercise price of $0.10 per share. Total cancelled/forfeited options for the quarter was 440,000 options all of which had a weighted average exercise price of $0.20.

         During the three months ended April 30, 2008, we granted options to purchase 920,000 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date of grant. The options granted in the second quarter of 2008 have a weighted average exercise price of $0.30 per share. Stock options for 75,000 shares were exercised for $11,500 or $.15 per share.

         We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. For options granted in fiscal year 2009, we used the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

                                                            For the six months ended April 30,
                                                              2008                       2009
                                                              ----                       ----
         Weighted average grant date fair value      WTD AVG Grant date fair value  Weighted-Average
         Expected volatility                                   75%                        75%
         Expected dividends                                     0%                         0%
         Expected term (years)                              1.0 - 3.5                  1.0 - 3.25
         Risk free rate                                   0.51% - 2.74%              0.51% - 4.19%


         As of April 30, 2009, approximately $169,000 of total unrecognized compensation cost related to stock options is expected to be recognized over approximately 2 years.

7.       Stockholders' Equity

         During the three months ended April 30, 2009, the Company sold 1,650,000 shares of restricted Class A common stock to seven investors for $175,000, or approximately $0.11 per share, and warrants for the purchase of 825,000 shares of restricted Class A common stock with an average exercise price of approximately $0.21 per share. Also, the Company sold 250,000 shares of restricted Class A common stock to a director for $25,000, or $0.10 per share and a warrant for the purchase of 125,000 shares of restricted Class A common stock with an exercise price of $0.20 per share. In addition, Tangiers Capital, LLC converted its 2008 note payable and accrued interest in the amount of $20,170 into 413,909 Class A Common Shares, or approximately $0.05 per share based on Variable Rate Transaction formula. Another investor converted a portion of a note payable and accrued interest in the amount of $100,000 into 1,000,000 Class A Common Shares, or approximately $0.10 per share. Additionally, an entity controlled by a director converted two note payables and accrued interest in the amount of $28,603 into 238,359 Class A Common Shares, or $.12 per share and a warrant for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

         During the three months ended April 30, 2008, the Company sold to an existing investor 115,385 shares of restricted Class A Common Stock for $30,000, or $.26 per share. Two investors exercised 566,667 warrants for an aggregate amount of $94,000, or $.17 per share. Three individuals exercised 75,000 stock options for an aggregate amount of $11,500 or $.15 per share. Also, one existing investor converted his note payable and accrued interest in the aggregate amount of $26,130 into 217,747 Class A Common Shares, or $.12 per share.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2009
                                   (Unaudited)


8        Commitments and Contingencies

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

9.       Subsequent Events

         Subsequent to April 30, 2009, The Company received $60,150 in proceeds under convertible notes payable with existing investors. The convertible notes payable pay interest at 12% per year, are due two years from issuance and are convertible at any time into shares of restricted Class A common stock and warrants for the same number of shares.

         Effective May 1, 2009, Gemini and CDEX entered into a third amendment of its Securities Purchase Agreement, 12% Senior Convertible Note, and Common Stock Purchase Warrant (combined these are termed "Transaction Documents"). Also, effective June 1, 2009, the Gemini and CDEX entered into a fourth amendment of the Transaction Documents.

         The third amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents up to $500,000 until June 1, 2009 subject to defined terms in the amendments, delayed payments due to Gemini under the Transaction Documents until June 1, 2009, and allowed for Gemini to convert, at its option, principal and interest up to $293,454 in principal and interest under the Note into Class A Common Stock of the Company at a conversion price equal to $0.10 per share.

         The fourth amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until October 1, 2009 subject to defined terms, delayed payments due to Gemini under the Transaction Documents until October 1, 2009, and allowed for Gemini to convert, at its option, principal and interest up to $517,984 in principal and interest under the Note into Class A Common Stock of the Company at a conversion price equal to $0.10 per share. Additionally, the exercise price of the warrant is reduced to $0.15 per share.

         The Company is currently evaluating the impact the modifications relating to the Gemini Master Fund transaction will have on its financial statements.

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

OVERVIEW

        CDEX Inc. ("CDEX", "we", "us" or the "Company") is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development laboratory in Tucson, Arizona. CDEX is a public company and its common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "CEXI,OB". Its long term strategic plans focus on applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security, and brand protection markets, as addressed below.

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

        Virtually all CDEX product development has been based on applying the same underlying technologies. CDEX anticipates developing and/or acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire or develop other technology assets, all of the Company's revenues will come from products developed from our current suite of patents and patent pending technologies, or through licensing arrangements with companies with related intellectual property.

        OUR TECHNOLOGY

        Our research efforts have centered on, but are not limited to, the use of excitation energy sources and patented/patents pending processing technology for substance verification, authentication, and identification. When certain substances are exposed to excitation energy the substances produce photons at specific wavelengths that form unique spectral fingerprints that can be used as signatures to validate and authenticate the substances.

        CDEX creates reference signatures of substances of interest, such as selected narcotics, explosive compounds and medicines. CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest.

        The CDEX advantage is that substances of interest are tested at the base levels and their signatures are compared to the known signatures of the substance of interest. This provides rapid validation and authentication that the substance is genuine. CDEX technology is not centered on packaging schemes such as holograms, inks, ingredient taggants, or RFID tags, all of which can be defeated by determined counterfeiters.

        PRODUCTS
        --------

        We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary area of focus in 2009 is products in the medical and security markets.

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

        The global economic downturn has impacted CDEX, as virtually all other businesses. Sales in our ValiMed product line have fallen as capital expenditures at major hospitals have slowed. Anticipating this situation, in January 2009 CDEX instituted a new "Pay Per Use" marketing program designed to align more closely with hospitals' operating budgets. We are starting to see customer interest in this new program and are optimistic of its results. In addition, in February 2009 Decatur Electronics was signed as our exclusive distributor of the ID2 Meth Scanner for the Law Enforcement markets in North America. We expect sales of the Meth Scanner will increase as the economic slowdown lessens. CDEX has trimmed its workforce and expenses to focus on sales, service and improvements of our ValiMed and ID2 product lines while reducing research expenditures until economic conditions warrant.

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

RESULTS OF OPERATIONS

          COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2008 AND 2009:

                                                       2008             2009
                                                       ----             ----

        Revenue                                     $ 220,377        $  95,918
        Cost of revenue                                40,242           16,461
        Selling, general and administrative           431,527          478,950
        Research and development                      202,052           46,862
        Interest expense                               (4,513)        (141,736)
                                                    ---------        ---------

        Net loss                                    $(457,957)       $(588,091)
                                                    ==========       =========

        REVENUE

        Revenue was $95,918 and $220,377 during the three months ended April 30, 2009 and April 30, 2008, respectively. The decrease in revenue of $124,459 resulted primarily from the fewer installations of ValiMed(TM) units and lower related customer supplies and installation and training revenues in 2009 offset by sales of our ID2 meth scanner product and increased support services revenue.

        COST OF REVENUE

        Cost of revenue was $16,461 and $40,242 during the three months ended April 30, 2009 and April 30, 2008, respectively, a decrease of $23,781 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues.

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were $478,950 during three months ended April 30, 2009, compared with $431,527 during the three months ended April 30, 2008. The increase of $47,423 (or 11%) resulted from increases in payroll, non-cash stock-based expense and employee benefit programs of $164,053, which is reflective of the increase in sales and customer support staff, late in fiscal 2008, in anticipation of increased sales of our ValiMed product and the launching of our Meth Scanner product as well as the re-allocation of our product development resources to the areas of sales, product servicing, warranty and customer support. These increases are offset by decreases in consulting fees, legal and travel expenses of $94,275.

        RESEARCH AND DEVELOPMENT

        Research and development costs were $46,862 during the three months ended April 30, 2009, compared with $202,052 during the three months ended April 30, 2008. This decrease of $155,190 (or 77%) resulted primarily from decreases in materials and expenditures for consultants and payroll and benefits. The reduction in payroll and benefits reflects the re-allocation of our staff resources to the areas of sales, product servicing, warranty and customer support.

        OTHER EXPENSE

        During three months ended April 30, 2009, other expense was $141,736 of interest expense on the notes payable compared to interest expense of $4,513 during the three months ended April 30, 2008. The increase in interest expense was due to higher levels of interest bearing debt along with the amortization of the values of the convertible feature and warrant associated with the GEMINI debt.

        NET LOSS

        The net loss was $588,091 during the three months ended April 30, 2009, compared with a net loss of $457,957 during the three months ended April 30, 2009, due to the foregoing factors.

        COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND
2009:

                                                    2008             2009
                                                    ----             ----

     Revenue                                     $   403,473      $   253,387
     Cost of revenue                                  77,973           59,028
     Selling, general and administrative             805,401          931,092
     Research and development                        426,395          269,844
     Interest expense                                 (9,048)        (284,203)
                                                 -----------      -----------
     Net loss                                    $  (915,344)     $(1,290,780)
                                                 ===========      ===========

        REVENUE

        Revenue was $253,357 and $403,473 during the six months ended April 30, 2009 and April 30, 2008, respectively. The decrease in revenue of $150,086 resulted primarily from the fewer installations of ValiMed(TM) units and lower related customer supplies and installation and training revenues in 2009 offset by sales of our ID2 meth scanner product and increased support services revenue.

        COST OF REVENUE

        Cost of revenue was $59,028 and $77,973 during the six months ended April 30, 2009 and April 30, 2008, respectively, a decrease of $18,945 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were $931,092 during six months ended April 30, 2009, compared with $805,041 during the six months ended April 30, 2008. The increase of $125,691 (or 16%) resulted from increases in payroll, non-cash stock-based expense and employee benefit programs of $322,176 which is reflective of the increase in sales and customer support staff, late in fiscal 2008, in anticipation of increased sales of our ValiMed product and the launching of our Meth Scanner product. The increase is offset by decreases in consulting fees, legal and travel expenses of $198,884.

        RESEARCH AND DEVELOPMENT

        Research and development costs were $269,844 during the six months ended April 30, 2009, compared with $426,395 during the six months ended April 30, 2008. This decrease of $156,551 (or 37%) resulted primarily from decreases in materials and expenditures for consultants.

        OTHER EXPENSE

        During six months ended April 30, 2009, other expense was $284,203 of interest expense on the notes payable compared to interest expense of $9,048 during the six months ended April 30, 2008. The increase in interest expense was due to higher levels of interest bearing debt along with the amortization of the values of the convertible feature and warrant associated with the GEMINI debt.

        NET LOSS

        The net loss was $1,290,780 during the six months ended April 30, 2009, compared with a net loss of $915,344 during the six months ended April 30, 2009, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

        To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

        As of April 30, 2009, we had negative working capital of $2,341,335 including $1,443 of cash and cash equivalents. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through bank borrowings, equity or debt financing. If the Company is not successful in raising the required additional capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

        During the six months ended April 30, 2009, the Company received $397,949 in funding, comprised of:

      o $250,000 from the sale of 2,400,000 shares of restricted Class A common stock at a price of approximately $0.10 per share and warrants to purchase to 1,200,000 shares at an exercise price of $.20 per share for a two year period from the effective dates of the share purchases.

      o $147,949 from the proceeds from notes payable. These notes bear interest from 10% to 12% and have maturities up to two years.

        We had a net decrease in cash and cash equivalents of $24,930 during the six months ended April 30, 2009. During the first six months of fiscal 2009, we used $422,879 of cash in operating activities. This amount is comprised primarily of our net loss of $1,290,780, offset by a increases in our current liabilities of $310,760, noncash interest expense of $284,203, stock based compensation expense of $133,979 and a decrease in accounts receivable of $137,098. As part of our total cash use during the first six months of fiscal

2009, we had no investing activities but we did have $397,949 provided by financing activities from the $250,000 proceeds from the sale of common stock and warrants and the $147,949 proceeds from notes payable.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

        The Company's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of April 30, 2009, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

        In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended April 30, 2009 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended April 30, 2009, the Company sold 1,650,000 shares of restricted Class A common stock to seven investors for $175,000, or approximately $0.11 per share, and warrants for the purchase of 825,000 shares of restricted Class A common stock with an average exercise price of approximately $0.21 per share. Also, the Company sold 250,000 shares of restricted Class A common stock to a director for $25,000, or $0.10 per share and a warrant for the purchase of 125,000 shares of restricted Class A common stock with an exercise price of $0.20 per share. In addition, an investor converted a note payable and accrued interest in the amount of $20,170 into 413,909 Class A Common Shares, or approximately $0.05 per share. Another investor converted a portion of a note payable and accrued interest in the amount of $100,000 into 1,000,000 Class A Common Shares, or approximately $0.10 per share. Additionally, an entity controlled by a director converted two note payables and accrued interest in the amount of $28,603 into 238,359 Class A Common Shares, or $.12 per share and a warrant for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

         The proceeds from these transactions were used to fund operations, for working capital and general corporate purposes.

         All such securities were issued and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D there under to accredited investors only and not in connection with any public offering.

ITEM 5.  Other Information

         On June 10, 2009, the Board of Directors, based on the recommendation of the Compensation Committee of the Board, directed the cancellation of performance options granted in October 2008 and modified in January 2009 to Malcolm H. Philips, Jr., the Company's Chairman of the Board, CEO and President, for 175,000 option shares, Timothy D. Shriver, the Company's COO and Director, for 175,000 option shares and Stephen A. McCommon, the Company's CFO, for 100,000 option shares. To replace these, the Board also granted new performance options to these executives: 150,000 option shares each for Messrs. Philips and Shriver and McCommon. The new options will have an exercise price of $0.09 per share. 40% of the performance options vest when the Company has positive cash flow from operations for one fiscal quarter and the remaining 60% of the performance options would vest when the company has positive operating cash flow for two quarters. If the Company does not accomplish both milestones by July 31, 2010, any unvested part of the bonus options will lapse. After vesting, the options would be effective until August 1, 2014.

ITEM 6.  Exhibits

31.1     Certification of Chief Executive Officer.

31.2     Certification of Chief Financial Officer.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 2009.


                                    CDEX INC.


By:         /s/  Malcolm H. Philips, Jr.
            ----------------------------
            Malcolm H. Philips, Jr.
            President and Chief Executive
            Officer


By:         /s/  Stephen A. McCommon
            ------------------------
            Stephen A. McCommon
            Chief Financial Officer and
            Vice President of Finance