Form 10-Q
period 2009-07-31
CDEX INC
filed 2009-09-21
CIK 1173738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2009

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

Large accelerated filer: [_] Accelerated filer: [_] Non-accelerated filer: [ ] Smaller reporting company: [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     On September 18, 2009, 64,209,634 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.


     Transitional Small Business Disclosure Format Yes |_| No |X|

                                   CDEX, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                          Part I FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of October 31, 2008 and July 31, 2009          1

         Condensed Statements of Operations for the three months ended              2
          July 31, 2008 and 2009

         Condensed Statements of Operations for the nine months ended               3
          July 31, 2008 and 2009

         Condensed Statements of Cash Flow for the nine months ended                4
           July 31, 2008 and 2009

         Notes to Condensed Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and           11
          Results of Operations

Item 4T.  Controls and Procedures                                                  16

                            Part II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                         17

ITEM 6.  Exhibits                                                                  17

Signatures                                                                         18

                         PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements


                                    CDEX Inc.
                            Condensed Balance Sheets

                                                                           October 31, 2008      July 31, 2009
                                                                           ----------------      ------------
                                                                                                   Unaudited
                                                                                                   ---------
Assets
  Current assets
    Cash and cash equivalents                                               $    26,373           $     22,558
    Accounts receivable - net                                                   220,688                 34,819
    Inventory - net                                                             298,287                293,679
    Prepaid expenses                                                            100,078                 91,738
                                                                            -----------           ------------
  Total current assets                                                          645,426                442,794
  Property and equipment, net                                                    50,595                 42,115
  Patents, net                                                                   88,851                 81,507
  Other assets                                                                   90,661                 23,942
                                                                            -----------           ------------
Total assets                                                                $   875,533           $    590,358
                                                                            ===========           ============

Liabilities and stockholders' deficit
  Current liabilities
    Accounts payable and accrued expenses                                   $ 1,394,727           $  1,845,581
    Notes payable and accrued interest                                          614,231              1,323,456
    Advance payments                                                             21,576                 40,320
    Deferred revenue                                                            119,575                 50,000
                                                                            -----------           ------------
  Total current liabilities                                                   2,150,109              3,259,357
  Notes payable and accrued interest,
   net of unamortized debt discount                                             369,456                      -
                                                                            -----------           ------------
  Total liabilities                                                           2,519,565              3,259,357

Commitments and Contingencies

Stockholders' deficit
  Preferred stock - undesignated - $.005 par value per share,
    350,000 shares authorized and none outstanding                                    -                      -
  Preferred stock - series A - $.005 par value per share,
    150,000 shares authorized and 6,675 outstanding at
    October 31, 2008 and July 31, 2009                                               33                     33
  Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 59,247,991 outstanding at October 31,
    2008 and 64,209,634 outstanding at July 31, 2009                            296,244                321,052
  Additional paid in capital                                                 25,851,967             26,485,935
  Accumulated deficit                                                       (27,792,276)           (29,476,019)
                                                                            -----------           ------------
Total stockholders' deficit                                                  (1,644,032)            (2,668,999)
                                                                            -----------           ------------
Total liabilities and stockholders' deficit                                 $   875,533           $    590,358
                                                                            ===========           ============

The accompanying notes are an integral part of these financial statements.

                                    CDEX INC.
                        Condensed Statement of Operations
                                   (unaudited)

                                                                               For the three months ended
                                                                                        July 31
                                                                                   ------------------
                                                                                   2008          2009
                                                                                   ----          ----
Revenue                                                                       $    151,887    $     44,388


Cost of revenue                                                                     43,965          12,910
                                                                              ------------    ------------

Gross profit                                                                       107,922          31,478


Operating Expenses
   Selling, general and administrative                                             441,015         229,891
   Research and development                                                        254,827          29,110
                                                                              ------------    ------------
Total operating expenses                                                           695,842         259,001

Loss from operations                                                              (587,920)       (227,523)

Other (expense)
   Interest income                                                                   1,712               -
   Interest expense                                                                (45,626)       (165,441)
                                                                              ------------    ------------
Total other (expense)                                                              (43,914)       (165,441)

                                                                              ------------    ------------
Net loss                                                                      $   (631,834)   $   (392,964)
                                                                              ============    ============

Basic and diluted net loss
   per common share:                                                          $      (0.01)   $      (0.01)
                                                                              ============    ============

Basic and diluted weighted average
   common shares outstanding                                                    57,247,193      63,709,634
                                                                              ============    ============


The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
                            Statements of Operations
                                   (unaudited)

                                                                                   For the nine months ended
                                                                                             July 31
                                                                                   ---------------------------
                                                                                   2008                   2009
                                                                                   ----                   ----
Revenue                                                                      $    555,360             $    297,775

Cost of revenue                                                                   121,938                   71,938
                                                                             ------------             ------------

Gross profit                                                                      433,422                  225,837

Operating Expenses
   Selling, general and administrative                                          1,246,416                1,160,983
   Research and development                                                       681,222                  298,954
                                                                             ------------             ------------
Total operating expenses                                                        1,927,638                1,459,937

Loss from operations                                                           (1,494,216)              (1,234,100)

Other (expense)
   Interest income                                                                  1,712                        -
   Interest expense                                                               (54,674)                (449,644)
                                                                             ------------             ------------
Total other (expense)                                                             (52,962)                (449,644)

                                                                             ------------             ------------
Net loss                                                                     $ (1,547,178)            $ (1,683,744)
                                                                             ============             ============
Basic and diluted net loss
   per common share:                                                         $      (0.03)            $      (0.03)
                                                                             ============             ============
Basic and diluted weighted average
   common shares outstanding                                                   54,729,510               61,962,691
                                                                             ============             ============


   The accompanying notes are an integral part of these financial statements.

                                    CDEX Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                          For the nine months ended
                                                                                   July 31
                                                                          --------------------------
                                                                          2008                  2009
                                                                          ----                  ----
Cash Flows from Operating Activities
  Net loss                                                             $ (1,547,178)      $ (1,683,744)
  Adjustments to reconcile net loss to cash used by
    operating activities
      Depreciation and amortization                                          24,964             31,681
      Share based compensation                                              103,541            120,411
      Provision for doubtful accounts                                             -             32,081
      Noncash interest expense                                               63,013            449,644
  Changes in operating assets and liabilities
      Inventory                                                             (55,695)           (11,249)
      Accounts receivable                                                   (19,487)           153,788
      Prepaid expenses and other assets                                      94,557                  -
      Current liabilities                                                    69,651            400,023
                                                                       ------------       ------------
Net cash used by operating activities                                    (1,266,634)          (507,365)

Cash Flows from Investing Activities
  Purchase of and deposit for property and equipment                        (21,443)                 -
                                                                       ------------       ------------
Net cash used by investing activities                                       (21,443)                 -

Cash Flows from Financing Activities
  Proceeds from sale of common stock and warrants                           970,470            250,000
  Proceeds from issuance of convertible notes payable                     1,011,900            253,550
  Proceeds from exercise of options and warrants                                  -                  -
                                                                       ------------       ------------
Net cash provided by financing activities                                 1,982,370            503,550

Net increase (decrease) in cash                                             694,293             (3,815)

Cash and cash equivalents, beginning of the period                           27,384             26,373

                                                                       ------------       ------------
Cash and cash equivalents, end of the period                           $    721,677       $     22,558
                                                                       ============       ============

Supplemental Cash Flow Information
  Cash payments for interest expense                                   $        425       $          -
  Conversion of notes payable and accrued interest
     to common stock                                                   $    148,464       $    209,498
  Common stock issued in non-cash transactions                         $    304,573       $          -
  Transfer from inventory to fixed assets                              $          -       $     15,857

   The accompanying notes are an integral part of these financial statements.

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2009
                                   (Unaudited)



1. Basis of Presentation

      The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of July 31, 2009 (collectively, "CDEX", "we", "our", "us" or the "Company"). In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended July 31, 2009, may not be indicative of the results for the entire year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-KSB. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

      The following unaudited condensed financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

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

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2009
                                   (Unaudited)

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

      In May 2009, the FASB has issued SFAS No. 165, "Subsequent Events". SFAS 165 is intended to introduce the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim reporting periods ending after June 15, 2009. The adoption of the standard is not expected to have a significant impact on the company's consolidated financial statements.

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". SFAS 168 is intended to replace Statement 162 "The Hierarchy of Generally Accepted Accounting Principles", and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for interim reporting periods ending after September 15, 2009. The adoption of the standard is not expected to have a significant impact on the company's consolidated financial statements.

2.    Accounts Receivable - Net

      Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at July 31, 2009 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

      Our accounts receivables consisted of the following:

                                                October 31, 2008         July 31, 2009
                                                ----------------         -------------
        Accounts receivable                         $220,688                 $65,919

        Less: Allowance for doubtful accounts              -                  31,100
                                                    --------                 -------

        Net accounts receivable                     $220,688                 $34,819
                                                    ========                 =======


2.    Inventory - Net

      Our inventories consisted of the following:

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2009
                                   (Unaudited)


                                      October 31, 2008         July 31, 2009
                                      ----------------         -------------

                Raw materials             $141,752                $144,703

                Finished goods             156,535                 148,976
                                          --------                --------

                Total inventory           $298,287                $293,679
                                          ========                ========


3.    Property and equipment, net

      Our property and equipment consisted of the following:

                                                           October 31, 2008        July 31, 2009
                                                           ----------------        -------------
      Furniture, fixtures and leasehold improvements           $   2,931            $   2,931

      Equipment                                                  648,395              648,395

      Leased equipment                                            47,245               63,101
                                                               ---------            ---------

          Total                                                  698,571              714,427

      Less accumulated depreciation                             (647,976)            (672,312)
                                                               ---------            ---------

      Net property and equipment                               $  50,595            $  42,115
                                                               =========            =========


4.    Patents, net

      Our patents consisted of the following:

                                            October 31, 2008       July 31, 2009
                                            ----------------       -------------

           Patents                              $ 100,000            $ 100,000

           Less accumulated amortization          (11,149)             (18,493)
                                                ---------            ---------

           Net patents                          $  88,851            $  81,507
                                                =========            =========


5.    Notes Payable

      During the three months ended July 31, 2009, the Company received approximately $105,000 in proceeds under convertible notes with existing shareholders. The convertible notes pay interest at 12% per year, are payable two years from date of issuance, and are convertible at the option of the note holders into common stock and warrants. The price for the stock and warrants in the conversion of these notes will be equal to the corresponding conversion price provided to Gemini, in the Gemini/ CDEX 12% Senior Convertible Note or Common Stock Purchase Warrant, both originally issued on June 25, 2008, or the

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2009
                                   (Unaudited)

best terms given to any investor during the 12 months following the note date. However, the note holders shall only receive the best terms that do not result in a resetting of conversion or warrant prices or a penalty associated with the Gemini note.

      On June 25, 2008, Gemini and CDEX entered into a Securities Purchase Agreement, a 12% Senior Convertible Note, and a Common Stock Purchase Warrant to purchase up to 2,717,391 shares of Common Stock (combined these are termed "Transaction Documents"). Subsequently, Gemini and CDEX have amended these Transaction Documents effective December 18, 2008, February 1, 2009, May 1, 2009 and June 1, 2009

            The December 18, 2008 amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents up to $500,000 until April 1, 2009 in common stock financing subject to defined terms in the amendment, delayed payments due to Gemini under the Transaction Documents until February 1, 2009, and allowed for prepayment of the Note before April 1, 2009 without penalty.

            The February 1, 2009 amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until May 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until May 1, 2009 with reset conversion provisions, reset the exercise price of 30% of the Transaction Document warrants and allowed repayment of the Note before May 1, 2009 without penalty.

            The May 1, 2009 amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until June 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until June 1, 2009 with reset conversion provisions and allowed repayment of the Note before June 1, 2009 without penalty.

            The June 1, 2009 amendment allowed CDEX to raise as Exempt Issuances under the terms of the Transaction Documents amounts above $500,000 until October 1, 2009 in common stock financing subject to defined terms, delayed payments due to Gemini under the Transaction Documents until October 1, 2009 with reset conversion provisions, reset the exercise price of all of the Transaction Document warrants and allowed repayment of the Note before October 1, 2009 without penalty. The Company has determined that the value of the warrants under the June 1, 2009 amendment increased significantly enough to require an adjustment of approximately $79,000 to its financial statements. No other adjustments were required from the modified terms of the agreement The change in estimated fair value of the detachable warrants of $79,000 was determined using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 75%, risk free interest rate of 2.04%; dividend yield of 0% and 4.07 year term and by comparing the change in estimated fair value of the original warrant just before the loan modification to the estimated fair value of the new warrant just after the loan modification I accordance with Emerging Issues Task Force No. 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". The $79,000 was credited to additional paid-in capital and will be amortized to expense over the remaining life of the loan.

      During the three months ended July 31, 2008, an entity controlled by a Director loaned the Company approximately $30,000 under a note payable agreement. The note pays interest at the rate of 10% per year, is convertible into common stock with attached warrants, is payable upon demand or matures twelve months from the Loan Date. The Company issued 677,550 shares of Class A Common Stock and an equal number of two year warrants as payment of three notes payable and accrued interest in the amount of approximately $81,000 or $.12 share. The warrants have an exercise price of $.24 per share.

6.    Share-Based Compensation

      For the three months ended July 31, 2009, share-based compensation expense reflected a net reversal of expenses of approximately $14,000. The net reversal of expense is primarily the result of reversing previously recognized expenses on unvested options of those individuals included in the May 2009 staff reduction. For the three months ended July 31, 2008, share-based compensation expense totaled approximately $44,000. For the nine months ended July 31, 2009 and 2008, share-based compensation expense totaled approximately $120,000 and

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2009
                                   (Unaudited)

$104,000, respectively. There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

      During the three months ended July 31, 2009, we granted 1,100,000 shares underlying stock options to employees. All of these granted options represent performance options which were originally issued in the fourth quarter of 2008 and modified with new terms in the third quarter of 2009. The performance options were issued pursuant to an employee option incentive program covering all employees, based on company performance. For this modification, 40% of the performance options would vest when the Company has positive cash flow from operations for one fiscal quarter and the remaining 60% of the performance options would vest when the company has positive operating cash flow for two quarters. If the Company does not accomplish both milestones by July 31, 2010, any unvested part of the bonus options will lapse. These granted options contain exercise prices equal to the market value of our common stock on the date of the modification. The options granted in the third quarter of 2009 have a weighted average exercise price of $0.09 per share. Total cancelled/forfeited options for the quarter was 2,001,250 which includes 800,000 of the modified options mentioned above and 1,201,250 additional options, all of which had a weighted average exercise price of $0.13.

      During the three months ended July 31, 2008, we granted options to purchase 385,000 shares of our common stock to to employees, directors and non-employee consultants with option exercise prices equal to the market value of our common stock on the date of grant. The options granted in the third quarter of 2008 have a weighted average exercise price of $0.27 per share. Stock options for 25,000 shares were cancelled with a weighted average exercise price of $0.15 per share.

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

                                                           For the nine months ended July 31,
                                                                2008                       2009
                                                                ----                       ----
          Weighted average grant date fair value               $0.14                      $0.08
          Expected volatility                                   75%                        75%
          Expected dividends                                     0%                         0%
          Expected term (years)                              1.0 - 3.5                  1.0 - 3.25
          Risk free rate                                   0.49% - 2.80%              0.51% - 4.19%


      As of July 31, 2009, approximately $44,000 of total unrecognized compensation cost related to stock options is expected to be recognized over approximately 1.75 years.

7.    Stockholders' Equity

      During the three months ended July 31, 2008, the Company sold to an investor 357,143 shares of restricted Class A Common Stock for $100,000, or $.28 per share. Two investors exercised 1,633,667 warrants for an aggregate amount of $254,000, or $.16 per share. The Company granted 1,000,500 restricted Class A Common Shares to five consultants at prices of $.30 per share and $.33 per share as part of negotiated settlement agreements. As mentioned in the Notes Payable note, an entity controlled by a Director, a Director and an existing investor converted their loans and accrued interest in the aggregate amount of approximately $81,000 into 677,550 Class A Common Shares, or $.12 per share.

8     Commitments and Contingencies

      Litigation

                                   CDEX, Inc.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2009
                                   (Unaudited)

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

      On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of July 31, 2009 and October 31, 2008. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint.

      In July 2009, two employees filed claims in the Pima County Justice Court for payment of their deferred wages totaling approximately $9,000. CDEX has accrued a provision for possible settlement of these claims in the financial statements as of July 31, 2009. We intend to vigorously defend the claims.

      In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management disputes the amount of the claim and has accrued a provision for possible settlement of this dispute in the financial statements as of July 31, 2009. We intend to vigorously defend the case.

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

9.    Subsequent Events

      Subsequent to July 31, 2009, The Company received approximately $63,000 in proceeds under convertible notes payable with existing investors. The convertible notes payable pay interest at 12% per year, are due two years from issuance and are convertible at any time into shares of restricted Class A common stock and warrants.

      Subsequent events have been evaluated through September 21, 2009, the date the financial statements were available to be issued.

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

RESULTS OF OPERATIONS

        COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2009:

                                                        2008              2009
                                                        ----              ----

     Revenue                                         $ 151,887        $  44,388
     Cost of revenue                                    43,965           12,910
     Selling, general and administrative               441,015          229,891
     Research and development                          254,827           29,110
     Interest income                                     1,712                -
     Interest expense                                  (45,626)        (165,441)
                                                     ---------        ---------

     Net loss                                        $(631,834)       $(392,964)
                                                     =========        =========


        REVENUE

        Revenue was approximately $44,000 and $152,000 during the three months ended July 31, 2009 and July 31, 2008, respectively. The decrease in revenue of $107,000 resulted primarily from fewer installations of ValiMed(TM) units and lower sales of our ID2 Meth Scanner product in 2009 offset by increases in lease income from ValiMed and customer supplies revenue.

        COST OF REVENUE

        Cost of revenue was approximately $13,000 and $44,000 during the three months ended July 31, 2009 and July 31, 2008, respectively, a decrease of $31,000 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues.

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were $230,000 during three months ended July 31, 2009, compared with $441,000 during the three months ended July 31, 2008. The decrease of $211,000 (or 48%) resulted from decreases in payroll, non-cash share-based expense and employee benefit programs of $117,000, which reflects the May 2009 staff reduction and decreases in consulting and legal of $77,000, travel and marketing of $35,000, rent and office $29,000, partially offset by bad debt expense of $32,000 and licensing expense of $13,000.

        RESEARCH AND DEVELOPMENT

        Research and development costs were approximately $29,000 during the three months ended July 31, 2009, compared with $255,000 during the three months ended July 31, 2008. This decrease of $256,000 (or 89%) resulted primarily from decreases in payroll and benefits of $135,000, materials of $70,000 and expenditures for consultants of $22,000. The reductions in payroll and benefits, and expenditures for consultants reflect the May 2009 staff reduction as well as the re-allocation of our staff resources to the areas of sales, product servicing, warranty and customer support.

        OTHER EXPENSE

        Other expense for the three months ended July 31, 2009 was approximately $165,000 compared to $44,000 for the three months ended July 31, 2008. The interest expense in the third quarter of 2008 reflects the acquisition of the GEMINI debt late in the quarter that includes the interest charge as well as the amortization of the values of the convertible feature and warrant associated with the GEMINI debt.

        NET LOSS

        The net loss was approximately $393,000 during the three months ended July 31, 2009, compared with a net loss of $632,000 during the three months ended July 31, 2009, due to the foregoing factors.

        COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2008 AND
2009:

                                                       2008              2009
                                                       ----              ----

     Revenue                                      $   555,360       $   297,775
     Cost of revenue                                  121,938            71,938
     Selling, general and administrative            1,246,416         1,160,983
     Research and development                         681,222           298,954
     Interest income                                    1,712                 -
     Interest expense                                 (54,674)         (449,644)
                                                  -----------       -----------

     Net loss                                     $(1,547,178)      $(1,683,744)
                                                  ===========       ===========


        REVENUE

        Revenue was approximately $298,000 and $555,000 during the nine months ended July 31, 2009 and July 31, 2008, respectively. The decrease in revenue of $257,000 resulted primarily from the fewer installations of ValiMed(TM) units and lower supplies and installation, and training revenues in 2009 offset by higher sales of our ID2 meth scanner product and increased lease and support services revenue.

        COST OF REVENUE

        Cost of revenue was approximately $72,000 and $122,000 during the nine months ended July 31, 2009 and July 31, 2008, respectively, a decrease of $50,000 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues

        SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses were approximately $1,161,000 during nine months ended July 31, 2009, compared with $1,246,000 during the nine months ended July 31, 2008. The decrease of approximately $85,000 (or 7%) resulted from decreases in consulting and legal of $231,000, travel and marketing of $68,000 and rent and office of $52,000 partially offset by an increase in payroll, non-cash stock-based expense and employee benefit programs of $206,000 which is reflective of the increase in sales and customer support staff, late in fiscal 2008, in anticipation of increased sales of our ValiMed product and the launching of our Meth Scanner product as well as increases in bad debt expense of $32,000 and depreciation and amortization expense of $19,000.

        RESEARCH AND DEVELOPMENT

        Research and development costs were approximately $299,000 during the nine months ended July 31, 2009, compared with $681,000 during the nine months ended July 31, 2008. This decrease of $382,000 (or 56%) resulted primarily from decreases in materials of $193,000, payroll and benefits of $134,000 and expenditures for consultants of $56,000.

        OTHER EXPENSE

        During nine months ended July 31, 2009, other expense was approximately $450,000 of interest expense on the notes payable compared to net interest expense of $53,000 during the nine months ended July 31, 2008. The increase in interest expense was due to higher levels of interest bearing debt along with the amortization of the values of the convertible feature and warrant associated with the GEMINI debt.

        NET LOSS

        The net loss was approximately $1,684,000 during the nine months ended July 31, 2009, compared with a net loss of $1,547,000 during the nine months ended July 31, 2009, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

        To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

        As of July 31, 2009, we had negative working capital of approximately $2,664,000 including $23,000 of cash and cash equivalents. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through bank borrowings, equity or debt financing. If the Company is not successful in raising the required additional capital, it may default in its payments to its creditors and could result in the filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors.

        During the nine months ended July 31, 2009, the Company received approximately $504,000 in funding, comprised of:

     o $250,000 from the sale of 2,400,000 shares of restricted Class A common stock at a price of approximately $0.10 per share and warrants to purchase to 1,200,000 shares at an exercise price of $.20 per share for a two year period from the effective dates of the share purchases.

     o $254,000 from the proceeds from notes payable. These notes bear interest from 10% to 12% and have maturities up to two years.

        We had a net decrease in cash and cash equivalents of approximately $4,000 during the nine months ended July 31, 2009. During nine months of fiscal 2009, we used $507,000 of cash in operating activities. This amount is comprised primarily of our net loss of $1,684,000, offset by noncash interest expense of $450,000, and increase in our current liabilities of $400,000, share based compensation expense of $120,000 and a decrease in accounts receivable of $154,000. As part of our total cash use during the first nine months of fiscal 2009, we had no investing activities but we did have $504,000 provided by financing activities from the $250,000 proceeds from the sale of common stock and warrants and the $254,000 proceeds from notes payable.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

        The Company's President and Chief Executive Officer and its Vice President of Finance and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 31, 2009, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

        In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended July 31, 2009 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of July 31, 2009 and October 31, 2008. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint.

        In July 2009, two employees filed claims in the Pima County Justice Court for payment of their deferred wages totaling approximately $9,000. CDEX has accrued a provision for possible settlement of these claims in the financial statements as of July 31, 2009. We intend to vigorously defend the claims.

        In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management disputes the amount of the claim and has accrued a provision for possible settlement of this dispute in the financial statements as of July 31, 2009. We intend to vigorously defend the case.

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

31.1    Certification of Chief Executive Officer.

31.2    Certification of Chief Financial Officer.

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 18, 2009.


                                    CDEX INC.


By:     /s/  Malcolm H. Philips, Jr.
        ----------------------------
        Malcolm H. Philips, Jr.
        President and Chief Executive
        Officer


By:     /s/  Stephen A. McCommon
        ------------------------
        Stephen A. McCommon
        Chief Financial Officer and
        Vice President of Finance