Form 10-K
period 2009-10-31
CDEX INC
filed 2010-03-19
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission File Number 000-49845
CDEX INC.
 (Exact Name of Registrant as Specified in Its Charter)

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
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A common stock held by non-affiliates was approximately $6,232,000 on April 30, 2009 (the last day of the registrant’s most recently completed second quarter) based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of Common Shares of the Registrant outstanding as of March 15, 2010 was 65,239,634.

DOCUMENTS INCORPORATED BY REFERENCE – None

CDEX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2009

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements can be identified by the use of words such as "expects," "plans," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, the ability of the Company to raise capital to finance the development of its products, the effectiveness, profitability and the marketability of those products, the ability of the Company to protect its proprietary information, the establishment of an efficient corporate operating structure as the Company grows and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

ITEM 1. BUSINESS

General

CDEX Inc. (“CDEX”, “we”, “us”, “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is normally traded on the OTCBB under the symbol "CEXI.OB." As of the date of this filing, our common stock is traded under the symbol “CEXIE.OB”, which reflects the delinquent status of our financial reports, which by this filing will be cured. Our long term strategic plans focus on applying our patented and patents pending chemical detection technologies to develop products in various markets including the healthcare, security and brand protection markets, as addressed below:

1.
Healthcare - Validation of medications, training and quality assurance (e.g., validation of prescription and compounded medications to provide for patient safety, training of medical staff regarding compounding practices and detection of the diversion of narcotics and controlled substances);

2.
Security and Public Safety - Identification of substances of concern (e.g., explosives, illegal drugs and the detection of counterfeit drugs and medications to assist in the protection of the nation's drug supply); and

3.	Brand Protection - Detection of counterfeit or sub-par products for brand protection (e.g., inspection of incoming raw materials, outgoing final products and products in the distribution channel).

Virtually all CDEX product development has been based on applying the same underlying technologies. CDEX anticipates developing and/or acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire or develop other technology assets, all of the Company's revenues will come from products developed from our current suite of patents and patents pending technologies, or through licensing arrangements with companies with related intellectual property.

Our Technology

Our research and development efforts have centered on, but are not limited to, the use of excitation energy sources and patented/patents pending processing technology for substance verification, authentication and identification. When certain substances are exposed to excitation energy the substances produce photons at specific wavelengths that form unique spectral fingerprints, which can be used as signatures to validate and authenticate the substances.

CDEX creates reference signatures of substances of interest, such as selected narcotics, explosive compounds and medicines.  CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest.

The CDEX advantage is that substances of interest are tested at the base levels and their signatures are compared to the known signatures of the substance of interest. This provides rapid validation and authentication that the substance is genuine. CDEX technology is not centered on packaging schemes such as holograms, inks, ingredient taggants or RFID tags, all of which can be defeated by determined counterfeiters.

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary area of focus in 2009 and beyond continues to be products in the medical and security markets with our principal product lines noted below:

1.
Healthcare Market.  ValiMed™ Medication Validation System (MVS) Product Line - Validation of substances, training and quality assurance. This product line, with stand-alone units and ancillary products providing a recurring revenue stream, is installed in a number of hospitals and addresses three problem areas in the healthcare market: (i) human error in the compounding of high risk medications; (ii) harmful counterfeit medications; and (iii) diversion of hospital narcotics.

2.
Security Market.  CDEX ID2™ Product Line – real time detection of specified illegal drugs. This product line contains both hand-held and table top devices that detect trace amounts of specified illegal drugs in virtually real time. Currently, the products detect methamphetamine with cocaine and heroin to be added.

2009 Year in Review

The continuing global economic downturn in 2009 impacted CDEX, as virtually all other businesses.  CDEX was not able to maintain its trend of record year over year revenues set in fiscal years 2007 and 2008.  Sales in our ValiMed MVS and ID2 product lines fell as capital expenditures at major hospitals and local/state governments became problematic for new equipment.  Anticipating this situation, CDEX focused heavily on the ValiMed MVS product line, instituting a new ValiMed MVS “Pay-Per-Use” marketing program designed to align more closely with hospitals’ operating budgets.  In late 2009 sales activity increased providing higher expectations for 2010.  CDEX trimmed its workforce and expenses to focus on sales, service and improvements of our ValiMed MVS product line while reducing research expenditures until economic conditions warrant.

Until May 2009, our economic condition became more acute with employees voluntarily deferring some or all of their salaries (for example during FY2009 the CEO did not take a cash salary and in June 2009 eliminated his salary altogether).  Loyal investors stepped forward and in conjunction with the recurring revenue stream of the ValiMed MVS product line kept the Company going, while the country began the recovery process and the new CDEX marketing initiatives began to take root.  The end of 2009 saw indications of recovery and the Company forecasts an improved 2010.

Research and Development (“R&D”)

R&D efforts were primarily directed towards continued refining and expansion of the ValiMed MVS and ID2 product lines, with a principal focus on the ValiMed MVS product line. R&D costs were $310,499 for fiscal 2009 compared to $943,416 for fiscal 2008..

We have historically outsourced certain engineering and manufacturing tasks while retaining control of critical technology and will continue this practice. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time, which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings and survey documents; (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials or fix price basis all as set forth in the statement of work pertaining to the particular services.

Industry and Competition

(i) Healthcare

Healthcare spending is fueled in some measure by an aging population and increasing cost of healthcare technology. The past year saw a draw-down in the capital and a tightening of the operating budgets of hospitals, due in part to the global economic downturn and the uncertainty of health care reform legislation.  However, we do not expect an overall change in the mega trend of increasing needs for health care products.  There are multiple drivers of demand for the Company's ValiMed products. Medication errors are a major problem in the global healthcare market and we expect resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events (Institute Of Medicine Report “To Err Is Human”). A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations.  Finally, the University of Michigan conducted a study of the ValiMed unit and determined that even though they knew that high risk compounded medications would be checked through the ValiMed system, five major compounding errors were made in an 18 month time period that would have gone undetected had not the ValiMed system been in place.  In addition, impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2): 133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications.  Lastly, USP 797 regulations have been instituted to promote quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation, with adoption of a new zero tolerance policy for human error. Historically, pharmacists have performed a visual examination of the end product for accuracy. Based on the number of errors reported, this practice is not effective.

There are approximately 6,600 hospitals in the U.S., 3,000 of which have greater than 300 beds (Billian's Healthdata).  Adding in the targeted global market for CDEX healthcare products, the number of hospitals would exceed 12,000. The Company believes that its ValiMed products are applicable to a large number of these hospitals and in many cases multiple units would be needed to fulfill the institutions’ needs.

(ii) Security and Public Safety

Illicit and Counterfeit Drug Detection:  According to DEA congressional testimony by Joseph T. Rannazzisi, Deputy Chief, Office of Enforcement Operations Drug Enforcement Administration, methamphetamine is the number one drug problem in America today and the problem continues to increase. In a recent report by the Rand Corporation it was estimated that methamphetamine use alone costs the U.S. approximately $23 billion per year. Two competing technologies in the methamphetamine detection marketplace are test kits and ion mobilization units. Some of the test kits are inexpensive, but cannot readily detect trace amounts of methamphetamine on surfaces and are a destructive test. The ion mobilization units are expensive to purchase, and require a sophisticated user, airborne substances and relatively high maintenance. CDEX technology has the advantages of portability, ease of use, low maintenance and reduced costs.  The Company has also identified market opportunities for the application of its technology in the detection of counterfeit medications.

Explosive Detection:  CDEX believes the explosives detection marketplace is potentially significant because of growing awareness of terrorism due to recent world events. We believe that this marketplace possibly includes the following potential customers: militaries, airport/building security organizations and transportation related organizations, government, law enforcement organizations and school systems. These markets are global in perspective and large in size. Currently, domestic sales of people screening devices are dominated by a small number of products sold by a handful of vendors. CDEX believes that if it launches chemical detection products that those products will compete with existing detection products, and, depending on the application, may have a competitive advantage by being more advanced than existing tools in a number of areas. There are large competitors in this space that have significantly more resources than CDEX.

(iii) Brand Protection

While not currently a business focus, the Company believes Brand Protection may represent a significant business opportunity for the application of its technology. Based on worldwide counterfeit enforcement activity (investigations, raids, seizures, arrests, charges, convictions, sentences and civil litigation) for 2005, as reported through the DOPIP Security Counterfeit Intelligence Report, more than 3,700 incidents valued at approximately $3.2 trillion were analyzed from 133 countries. The eighth most commonly counterfeited category is Food & Alcohol with 64 incidents worth $11 million, and the fourteenth most commonly counterfeited category is Perfume & Cosmetics with 22 incidents worth $12 million.  U.S. companies, for instance, estimate that between $200 billion and $250 billion in annual revenue is lost to counterfeiters. The E.U. claims that 100,000 jobs are lost each year to the same trade. In 2003 it was estimated that counterfeit goods cost the state of New York $34 billion, depriving it of $1.6 billion in tax revenue (Scotsman.com news). The Company will continue to monitor this market application.

Sales and Marketing

Our continuing business vision is to develop technologies to the point of market or application viability and then, where management determines it to be beneficial, team with organizations to complete commercial deployment and/or distribution through our sales and marketing channels. In some instances, we may take a technology directly to market. In others, we may seek to license the technology to third parties who will then develop and market products employing it. Our products and technologies may be licensed to original equipment manufacturers, sold direct or via resellers as standalone end units, or be integrated as sensors that gather and relay information to an integrated solution that is the repository of information gathered from many sources (e.g., in security applications from perimeter, environmental and structural security devices and medication delivery systems).  Accordingly, our prospective "client base" varies depending on the application and the stage of development. In marketing our chemical detection products and technologies, we intend to target, via partnerships as well as direct sales, both U.S. and foreign governments, in addition to private industry or individuals requiring confirmation of the presence or absence of substances.

We are currently reaching potential customers and partners through our website, participating in industry events such as trade shows and public meetings, distributing product information through targeted mailings and direct sales activities which include demonstrations of product application and traditional advertising. Planned advertising activities include trade and industry magazines and managed clinical trials where researchers are likely to publish articles discussing the results of the trials. We also anticipate reaching prospective customers via strategic relationships.

As the Company’s domestic markets related to ValiMed expand, we will focus more on international markets.  We have established an international presence in Europe and the Middle East and have also received unsolicited contacts by prospective partners from a number of other international areas, including Taiwan, Vietnam, Korea, Malaysia, Japan, Australia and China based on information on www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, ValiMed and the technology's potential use in the brand protection industry. These contacts may never result in revenue or relationships that will benefit CDEX. CDEX has not applied for licenses or permits to do business directly in any foreign country. CDEX has obtained TUV certification for its ValiMed product with Elliott Labs in Fremont, CA. TUV tests and certifies that products meet electrical safety standards and electromagnetic interference and compatibility (EMI/EMC) standards. TUV tests and certifies to UL standards for the U.S. market and CE standards for the European Union market.

Intellectual Property Rights

We rely on non-disclosure agreements, patent, trade secret and copyright laws to protect the intellectual property that we have and plan to develop, but such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to ours or may copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable. Policing unauthorized use of our proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible to do. In addition, third parties may bring claims of copyright or trademark infringement against CDEX or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention, and/or require CDEX to enter into costly royalty or licensing arrangements to prevent further infringement, any of which could adversely affect our operating results.  The Company makes business decisions regarding which inventions to patent, and in what countries.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

Government Regulation

The products developed may be subject to various governmental regulations and controls, including that associated with international manufacturing, handling and transport; security products in airports; handling of sensitive substances such as illegal drugs, medications, and explosive materials and related potentially harmful energy such as x-ray energy. The storage and handling of certain explosive materials and drugs is subject to licensure. It is possible that government agencies may develop additional regulations that impact our initial and future products.

The U.S. Food and Drug Administration ("FDA") has jurisdiction to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease. We have preliminarily determined that our initial products are not medical devices. However, further investigation or a change in FDA policy could subject us to regulation. Noncompliance with applicable FDA requirements can result in such things as fines, injunctions and suspension of production.

Except as mentioned above, we are not currently aware of any other U.S. federal, state or local laws that would have a significant adverse impact on development and distribution of our initial products. However, various federal, state or local agencies may propose new legislation pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment, to the manufacturing or marketing of chemical validation products (or designation of one or more of our chemical validation products as medical devices) and/or otherwise potentially relating to the our business that may require us to allocate a portion of our operating budget to ensure full compliance with such regulations.

Employees

At October 31, 2009, the Company had eight full time employees.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information in this annual report. The following risks relate principally to our business and contain forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" at the beginning of Part I of this annual report.

A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT MAY AFFECT OUR ABILITY TO SURVIVE.

We have a history of operating losses and an accumulated deficit. Since our principal activities to date have been limited to organizational activities, research and development, product development and marketing and sales, CDEX has produced limited revenues. In addition, we have only limited assets. As a result, we cannot be certain that CDEX will continue to generate increased revenues or become profitable in the future. If we are unable to obtain sufficient customers and generate sufficient revenues to operate profitably, our business will not succeed.

CDEX HAS RECEIVED A “GOING CONCERN” OPINION FROM ITS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THAT EXPRESSES UNCERTAINTY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN.

We have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2009 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

In the case of an established company in an ongoing market, investors may look to past performance and financial condition to get an indication of the health of the company or its likelihood of success. Our short operating history and the evolving nature of the chemical identification markets in which we focus make it difficult to forecast our revenues and operating results accurately. We expect this unpredictability to continue into the future due to the following factors:

•	the timing of sales of all of our products and services, particularly in light of our limited sales history for some of our products;
•	difficulty in keeping current with changing technologies;
•	unexpected delays in introducing new products, new product features and services;
•	increased costs and expenses, whether related to sales and marketing, manufacturing, product development or administration;
•	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;
•	the mix of product license and services revenue; and
•	costs related to possible acquisitions of technologies or businesses.

CDEX could experience operating losses or even a total loss of our business which, as a result of the foregoing factors, would be difficult to anticipate and could thus cause a total loss of capital invested in CDEX.

LACK OF ADDITIONAL FINANCING COULD PREVENT US FROM OPERATING PROFITABLY WHICH, EVENTUALLY, COULD RESULT IN A TOTAL LOSS OF OUR BUSINESS.

Since our inception, we have funded our operations through revenue from the sale of our products, borrowings and financings. Current funds available to CDEX may not be adequate for us to be competitive in the areas in which we intend to operate, and we have no arrangements or commitments for ongoing funding. If funding is insufficient at any time in the future, we may not be able to grow revenue, take advantage of business opportunities or respond to competitive pressures. The unavailability of funding could prevent us from producing additional revenues or ever becoming profitable. Our continued operations, as well as the successful implementation of our business plan, may therefore depend upon our ability to raise additional funds through bank borrowings or equity or debt financing over the next twelve months. We continue to seek prospective investors who may provide some of this funding. However, such funding may not be available when needed or may not be available on favorable terms. Certain family members or business entities of our management team have loaned funds to CDEX on an as-needed basis, although there is no definitive or legally binding arrangement to do so. If we do not produce revenues and become profitable, eventually, we will be unable to sustain our business.

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

OUR POTENTIAL INABILITY TO PROTECT THE PROPRIETARY RIGHTS IN OUR TECHNOLOGIES AND INTELLECTUAL PROPERTY MAY HAMPER OUR ABILITY TO MANUFACTURE PRODUCTS, WHICH WOULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

Our success and ability to compete will depend in part on the protection of our patents and other proprietary information. We currently have two patents issued and others in various stages of government review for our chemical detection technologies. We rely on non-disclosure agreements and patent and copyright laws to protect the intellectual property that we have developed and plan to develop. However, such agreements and laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to ours, or may copy or otherwise obtain and use our proprietary information without authorization. If a third party were to violate one or more of our patents, we may not have the resources to bring suit or otherwise protect the intellectual property underlying the patent. In the event of such a violation or if a third party appropriated any of our unpatented technology, such party may develop and market products that we intend to develop and/or market. We would lose any revenues that we would otherwise have received from the sale or licensing of those products. This could prevent our ever making a profit on any products based upon the misappropriated technology.

Policing unauthorized use of our proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, third parties may bring claims of copyright or trademark infringement against CDEX or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and/or require CDEX to enter into costly royalty or licensing arrangements to prevent further infringement, any of which could increase our operating expenses and thus prevent us from becoming profitable.

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

OUR ABILITY TO SURVIVE MAY BE AFFECTED BY A LACK OF SUCCESSFUL MANUFACTURING EXPERIENCE.

CDEX itself has a growing but limited experience in manufacturing commercial quantities of products. We presently have no plans for developing in-house manufacturing capability beyond aggregating off-the-shelf components for our initial and limited production units into a final assembly. Accordingly, we primarily depend upon outside manufacturers to manufacture and assemble our products. In our early stages with each new product, we plan to do the final assembly and testing of the initial units in-house. We cannot be certain that the terms of such arrangement will be favorable enough to permit our products to compete effectively in the marketplace.

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

LACK OF MARKET ACCEPTANCE MAY LIMIT OUR ABILITY TO SELL PRODUCTS AND GENERATE REVENUES, WHICH COULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

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

WE INTEND TO MARKET OUR PRODUCTS IN INDUSTRIES WHERE TECHNOLOGY CHANGES RAPIDLY, AND WE WILL INCUR COSTS TO KEEP OUR PRODUCTS CURRENT AND INNOVATIVE. OUR FAILURE TO DO SO COULD RENDER OUR PRODUCTS OBSOLETE, WHICH COULD PREVENT US FROM EARNING REVENUES OR BECOMING PROFITABLE.

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

OUR POTENTIAL FUTURE BUSINESS AND/OR TECHNOLOGY ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

CDEX intends to expand its operations through the acquisition of additional technologies, either by purchasing other businesses or acquiring their technological assets, which it perceives to be unexploited, and develop products based upon these technologies. We have not yet identified these specific technologies, and some of these technologies may be outside our current field of operations. However, we may be unable to identify any such businesses or technologies. Expansion may involve a number of special risks, including possible adverse effects on our operating results or financial condition (particularly in the event of impairment of acquired long-lived assets), diversion of management attention, inability to retain key personnel, risks associated with unanticipated events, any of which could prevent us from becoming profitable. In addition, if competition for acquisition candidates or technologies were to increase, the cost of acquiring businesses or technologies could increase as well. If we are unable to implement and manage our expansion strategy successfully, our business may suffer or fail.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2009 is approximately $2,600. Total rent expense was approximately $49,000 and $66,000 for the years ended October 31, 2009 and 2008, respectively.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business. In June 2008, a lawsuit was filed by Hutchinson & Steffen in a Nevada District Court, Clark County, against the Company, alleging, among other things, breach of contract. On July 2, 2008, Hutchinson & Steffen and the Company entered into a settlement agreement, staying the legal proceedings pending completion of the terms of the settlement agreement. As of the date of this report, we have not received notice of any other legal proceedings regarding Hutchinson & Steffen.

On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of October 31, 2009 and October 31, 2008. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint.

In July 2009, two employees filed claims in the Pima County Justice Court for payment of their deferred wages totaling approximately $9,000. CDEX had accrued a provision for possible settlement of these claims in the financial statements as of October 31, 2009. The court ruled that the Pima County Justice Court was not the correct venue for the case because the employment contracts for these employees specified that all disputes would be determined in accordance with the rules of the American Arbitration Association. CDEX has not received any further actions regarding these claims.

In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management disputes the amount of the claim and has accrued a provision for possible settlement of this dispute in the financial statements as of October 31, 2009. We intend to vigorously defend the case.

Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse, the Company may not be able to continue as a going concern.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is normally traded on the OTCBB under the symbol "CEXI.OB." As of the date of this filing, our common stock is traded under the symbol “CEXIE.OB”, which reflects the delinquent status of our financial reports, which will be cured with submission of this filing.  Our shares are thinly traded with low average daily volume. This coupled with a limited number of market makers impairs the liquidity of our common stock, not only in the number of shares of common stock that can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock or to obtain a desired price.

Our common stock may be subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally defined as, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes may limit the ability of broker-dealers to sell our common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market. Prices for CDEX shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, our results of operations, what investors think of CDEX and the chemical detection and validation industry, changes in economic conditions in the industry and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of our shares.

If CDEX is unable to maintain NASD registered broker/dealers as market makers, the liquidity of our common stock could be impaired, not only in the number of shares of common stock that could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. Furthermore, the lack of market makers could result in CDEX shareholders being unable to buy or sell shares of our common stock on any secondary market. We may be unable to maintain such market makers.

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB for each of our last two fiscal years:

	High	Low
Fiscal Year Ended October 31, 2009:
First quarter	$0.19	$0.06
Second quarter	0.24	0.07
Third quarter	0.15	0.05
Fourth quarter	0.10	0.04
Fiscal Year Ended October 31, 2008:
First quarter	$0.80	$0.38
Second quarter	0.54	0.25
Third quarter	0.39	0.22
Fourth quarter	0.34	0.15

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Shareholders

As of February 26, 2010, there were approximately 1,498 holders of record of our Class A common stock. However, a large number of our shareholders hold their shares in "street name" with brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities and Use of Proceeds

During the fourth quarter of fiscal year 2009, the Company granted 30,000 restricted Class A common shares at $0.095 per share for an account of $2,846.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this document. The following discussion (as well as other discussions in this document) contains forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

Results of Operations

The following table summarizes our operating results for fiscal 2009 compared to fiscal 2008:

		Percent of		Percent of
	2009	Revenue	2008	Revenue

Revenue	$480,439	100.0%	$835,764	100.0%

Cost of revenue	105,671	22.0	220,316	26.4
Gross profit	374,768	78.0	615,448	73.6

Operating expenses:
Selling, general and administrative	1,326,852	276.2	1,598,969	191.3
Research and development	310,499	64.6	943,416	112.9
Total operating expenses	1,637,351	340.8	2,542,385	304.2
Loss from operations	$(1,262,583)	(262.8)%	$(1,926,937)	(230.6)%

Revenue was $480,439 and $835,764 for the fiscal years ended October 31, 2009 and 2008, respectively, a decrease of $355,325 or 42.5%. This decrease was attributable to the delivery of fewer ValiMed units and associated installation revenue, partially offset by increases in the periodic lease and maintenance payments as well as increases in supplies and sales of our ID2 product.

Cost of revenue was $105,671 and $220,316 for the fiscal years ended October 31, 2009 and 2008, respectively, a decrease of $114,645 or 52.0%. This decrease was attributable to the decreased number of ValiMed units that were sold during the year. Gross profit margins were relatively consistent at 78.0% and 73.6% for fiscal 2009 and 2008, respectively.

Selling, general and administrative expense was $1,326,852 and $1,598,969 for the fiscal years ended October 31, 2009 and 2008, respectively, a decrease of $272,117 or 17.0%.  This decrease primarily relates to decreases in legal and professional expenses of approximately $117,000, travel expenses of approximately $94,000 and consulting fees of approximately $91,000. These decreases were partially offset by an increase in non-cash stock-based compensation expenses of approximately $40,000.

Research and development expense was $310,499 and $943,416 for the fiscal years ended October 31, 2009 and 2008, respectively, a decrease of $632,917 or 67.1%. The decrease primarily relates to a decrease in employee and consultant compensation expense, which was affected by a significant reduction in staffing levels in May of 2009. Reductions in expenditures for research and development materials also contributed to the decreased expense in fiscal 2009.

Other expense was $587,617 and $207,235 for the fiscal years ended October 31, 2009 and 2008, respectively. Other expense primarily consists of interest expense, which has increased for fiscal 2009 due to increased borrowing levels for fiscal 2009 compared to fiscal 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes. We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.

As of October 31, 2009, we had negative working capital of $2,737,818, including $7,769 of cash. We anticipate the need to raise additional capital over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through bank borrowings and equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors, which could result in our filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that the Company will succeed in these fund-raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini Master Fund, Ltd (“Gemini”), and with three other investors including an entity controlled by our CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion consisting of $200,000 from an entity controlled by our CEO and $250,000 from two other investors, for which the Company issued notes similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by our CEO were consolidated and converted into a new convertible note similar to that issued to Gemini.

The terms of our notes payable and additional notes entered into subsequent to October 31, 2009 are more fully described in Note 9to the financial statements included elsewhere in this annual report.

During fiscal 2009, the Company received $599,800 in funding, comprised of:

•	$349,800 from the net proceeds from 23 convertible notes payable. These notes bear interest from 10% to 12% and have maturities up to two years.
•
$250,000 from the sale of 2,400,000 shares of restricted Class A common stock at an average price of approximately $0.10 per share. Investors who purchased 682,143 of these shares received warrants to purchase up to 1,200,000 shares at a weighted average exercise price of approximately $0.20 per share for a two year period from the effective dates of the share purchases.

We had a net decrease in cash of $18,604 and $1,011 during the fiscal years ended October 31, 2009 and 2008, respectively. We used net cash of $618,404 and $1,921,272 in operating activities during the fiscal years ended October 31, 2009 and 2008, respectively. The decrease in cash used in operating activities for fiscal 2009 compared to fiscal 2008 primarily relates to cash provided by working capital changes of $424,255 for fiscal 2009 compared to cash utilized by working capital changes of $435,016 for fiscal 2008.

For fiscal 2008 our cash flows from investing activities consisted of the purchase of property and equipment for $21,443. For fiscal 2009, we had no cash flows relative to investing activities.

Cash flows provided by financing activities were $599,800 and $1,941,704 for fiscal 2009 and fiscal 2008, respectively.  For fiscal 2009, we received $250,000 in proceeds for the issuance of common stock and warrants and $349,800 for the issuance of convertible notes payable.  For fiscal 2008, we received $999,274 in proceeds for the issuance of common stock and warrants and $942,430 for the issuance of convertible notes payable.

Off-Balance Sheet Arrangements

CDEX has not participated in any off balance sheet financing or other arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, the valuation of inventory and stock-based compensation expense.

Revenue Recognition

Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped and installation, if necessary, completed, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Service maintenance revenues are recognized ratably over the term of the agreement.

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met.

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis or market. Inventory includes the cost of component raw materials and manufacturing.

Stock-Based Compensation

We typically determined stock-based compensation expense based on the fair value of awards at the measurement date. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is typically the date at which their performance is complete. When the measurement date is not the date of grant, the total cost is typically re-measured at the end of each reporting period based on the fair market value on that date. Expense related to share-based payments is recognized over the period during which services are provided.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with a VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance that seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In April 2008, the FASB issued guidance for determining the useful life of intangible assets, which amends previous guidance relative to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible assets and the period of expected cash flows used to measure the fair value of the asset upon its acquisition and other applicable accounting literature. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2008, the FASB ratified guidance related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which being the instrument (or embedded feature) must be indexed to the entity’s stock. This guidance assists companies in determining whether equity-linked instruments (or embedded features), such as warrants to purchase our stock, are considered indexed to our stock. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which for us will be our fiscal year beginning November 1, 2009. Upon adoption, a cumulative effect adjustment is recorded based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Early adoption is not permitted for reporting entities that have previously established a different accounting policy for determining whether an instrument is indexed to an entity’s own stock.

As of October 31, 2009, we have warrants outstanding for the purchase of 2,717,391 shares of our Class A common stock that may no longer be afforded equity treatment upon our adoption of this guidance on November 1, 2009. These warrants have an exercise price of $0.15 per share, expire in June, 2013 and have exercise price reset features. The aggregate fair value of these warrants, based on the Black-Scholes option pricing model, was $52,734 as of October 31, 2009. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements and supplementary data that are required by this Item are listed in Part IV, Item 15 of this annual report and are presented beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of October 31, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, managememnt concluded that our internal control over financial reporting was not effective based on criteria set forth by the COSO. The following material weaknesses were identified in our internal control over financial reporting at October 31, 2009: We are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources. At risk areas include cash receipts and payments, processing of journal entries and account reconciliations. We intend to remediate these material weaknesses during fiscal year 2010. Concerning the material weakness relating to the segregation of duties, we are re-examining our procedures to include compensating controls to minimize the risk associated with having limited resources.

Notwithstanding these material weaknesses, we believe that our financial condition, results of operations and cash flows presented in this annual report are fairly presented in all material respects. We base our conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise our financial statements.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2009.

Changes in Internal Controls Over Financial Reporting

During the year ended October 31, 2009 we made the following changes in internal control over financial reporting: With the reduction in staff, only one individual was responsible for the recording and reconciliation of entries into the Company’s book of records. However, weekly cash analysis statements were monitored by several unrelated individuals to provide additional oversight.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 1, 2010:

NAME	AGE	POSITION	SINCE

Malcolm H. Philips, Jr.	64	Chief Executive Officer and Director	June 11, 2007

Gregory Firmbach	60	President and Director	February 10, 2010

Stephen McCommon	60	Chief Financial Officer and	November 11, 2008
		Vice President of Finance

Carmen J. Conicelli, Jr.	57	Chariman of the Board of Directors	February 18, 2010

George Dials	64	Director	July 2001

Donald W. Strickland	60	Director	February 3, 2006

The following is a summary of the business experience of each of our executive officers and directors:

Malcolm H. Philips Jr. has been our Chief Executive Officer and a Member of the Board of Directors since June 11, 2007. Mr. Philips has overall responsibility for directing the Company's activities. Mr. Philips was the founding President, CEO and Chairman of the Board of CDEX and served in those positions from July 2001 until he left the Company in early 2006. During his earlier tenure with CDEX, Mr. Philips guided the Company during its formation, technology acquisitions and development, transition to a public company and initial commercialization of its existing product lines. Prior to his work with CDEX, Mr. Philips served as an attorney for 23 years (ultimately as a senior partner with Winston and Strawn, one of the largest law firms in the United States), an energy consultant for four years and an army officer for eight years (serving in various stations including Vietnam and various positions including OIC of the SM-1 Nuclear Power Plant). Mr. Philips has a BS in engineering from the United States Military Academy (1967), a Master of Engineering in Nuclear Engineering from Iowa State University (1971) and a Juris Doctor from Georgetown University Law Center (1978). Mr. Philips was a Professional Engineer (Texas) and has received various awards in the military including the Bronze Star, Nuclear Plant Engineer Certification, Nuclear Plant OIC Certification and Airborne/Ranger Certifications.

Gregory Firmbach was appointed to the position of our President on February 10, 2010 and Director on February 11, 2010. Mr. Firmbach has been our Senior Vice President of Sales since June 2009 and Mr. Firmbach joined CDEX in September 2008 as head of the Medication Safety Division's sales force for the Eastern Territory. Mr. Firmbach has served for over 25 years in senior sales and marketing positions in the healthcare industry. He has led divisions and companies (both public and private) in all aspects of successful development, launch and expansion of both software and hardware products related to the healthcare industry. He has won numerous awards for excellence in sales and marketing. Mr. Firmbach also served in aviation related leadership positions for over 25 years as a United States Naval Officer on Active and Reserve duty.

Stephen McCommon has served as our Chief Financial Officer since November 2008. Prior to joining CDEX, from December 2007 to November 2008, Mr. McCommon was president of TMC Financial Services, LLC a financial consulting company. Mr. McCommon was the Vice President of Finance and Chief Accounting Officer at Applied Energetics, Inc. from March 2005 to December 2007 and was the Accounting Manager at Applied Energetics from July 2004 to March 2005. Mr. McCommon has over 26 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance. From March 2003 to July 2004, Mr. McCommon was an independent accounting consultant for various companies. He was the Controller of Molecular Diagnostics, Inc., a multi-national medical technology products company, from February 2002 to March 2003 and he was the Corporate Controller of Heartland Technology, Inc. a hardware technology company from November 1999 to November 2001. Mr. McCommon obtained a Bachelor of Science degree in Accounting from Arizona State University, is a Certified Public Accountant in Arizona and a member of the American Institute of Certified Public Accountants.

Carmen J. Conicelli, Jr. was appointed to the position of Chairman of the Board on February 18, 2010 and had been serving as a Director since October 9, 2007. Mr. Conicelli also is the Chairman of our Audit Committee. He has served in senior management positions in a number of companies over the past 34 years, with a primary focus in national and international (Europe, Japan, Latin America and Asia) financial planning and management. He has directed financial operations involving SEC compliance and reporting, internal control and audit, strategic planning, financial systems control, and mergers/acquisitions/consolidations in a number of industries including precision optical manufacturing and distribution, cable and telecommunications, manufacturing and software development. Mr. Conicelli has served in public company accounting and since 2004 has served as Chief Financial Officer of Edmund Optics, Inc. From 2003 to 2004, Mr. Conicelli served as a Senior Financial Consultant to VWR International. He has a Bachelor of Science Degree in Business Administration (Accounting Major) from Drexel University (1974) with extensive postgraduate training and is a Certified Public Accountant.

George Dials has been a director of CDEX since July 2001. Mr. Dials is the Chairman of our Executive Compensation Committee. Currently Mr. Dials is serving as Executive Vice President of Babcock & Wilcox Technical Services Group, Inc., responsible for developing and operating business initiatives in the nuclear fuel cycle. During 2006 to 2008, Mr. Dials served as President and Chief Executive Officer of Y-12 National Security Complex in Oak Ridge, Tennessee. From April 2003 until February 2006, Mr. Dials was the Chief Operating Officer of Waste Control Specialists, a chemical waste repository. From July 2002 until May 2003, Mr. Dials was President and CEO of LES, LLC a company seeking a license to build a nuclear fuel enrichment facility. From February 2001 to June 2002, Mr. Dials served as Senior Vice President of Consulting Services for Science and Engineering Associates responsible for its Consulting Services line of business, where he provided executive level direction in corporate mergers and acquisitions in the consulting area. Mr. Dials managed the engineering, and scientific studies of Yucca Mountain as a potential geologic repository for spent nuclear fuel and high-level radioactive waste. Responsibilities include scheduling and cost performance, technical and administrative performance, strategic operations plan development and resource allocation for a $250 million project. Mr. Dials received a B.S. in Engineering in 1967 from West Point and Masters Degrees in Political Science and Nuclear Engineering from the Massachusetts Institute of Technology. He served in the U.S. Army for ten years, and was awarded the Silver Star and Bronze Star for Valor.

Donald W. Strickland was appointed to serve as a Director on February 3, 2006. Mr. Strickland is the Chairman of our Governance and Nomination Committee and a member of our Audit Committee. He comes to CDEX from a 30-year career in successfully developing businesses internationally for both large public companies and technology startups. He has held executive positions at Eastman Kodak Company and Apple Computer, including heading product development, manufacturing and sales. In 1996 he became CEO of PictureWorks Technology, a technology start up, which he sold for $200 million in 2000 to IPIX Corporation, a public company traded on the NASDAQ exchange. Thereafter, he served as President and CEO of IPIX through 2004, during which time he led the company through a major restructuring, focusing on the security markets and taking the company to profitability. He currently consults with European companies developing global markets and is a frequent lecturer at academic and business forums. Mr. Strickland holds a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford University and a law degree from George Washington University.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2009 all section 16(a) filing requirements were met except that Malcolm H. Philips, Jr., Timothy D. Shriver and Stephen McCommon, were late filing Form 4.

Code of Ethics

CDEX has adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to our business.

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

CDEX Inc.
4555 South Palo Verde Road, Suite 123
Tucson, AZ 85714

Audit Committee

The Audit Committee of the Board of Directors is comprised of Messrs. Conicelli and Strickland. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. In addition, our Board of Directors has determined that Mr. Conicelli is an "audit committee financial expert" as defined under Item 407(d) of Regulation S-K of the SEC. Refer to his summary of the business experience above for Mr. Conicelli's qualifications.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our two most highly compensated other executive officers (not including the Chief Executive Officer) or significant employee whose total individual compensation exceeded $100,000 for the fiscal years October 31, 2009 and 2008 (the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1)		Option Awards (2)	Total

Malcolm H. Philips, Jr.	2009	$141,231	(4)	$9,506	$150,737
President and Chief Executive	2008	$231,461		$754	$232,215
Officer and Chairman of the Board
of Directors

Timothy D. Shriver(3)	2009	$128,690	(5)	$9,506	$138,196
Chief Operating Officer and Director	2008	$201,769		$754	$202,523

Stephen McCommon	2009	$78,732	(6)	$13,922	$92,654
Chief Financial Officer

(1)
During fiscal years 2009 and 2008, Messrs. Philips and Shriver and during fiscal 2009, Mr. McCommon deferred a portion of their cash salary. See discussion under Employment Agreements below for greater detail on the terms of employment including compensation.

(2)
The amounts included in the "Option Awards" column represent the non-cash stock-based compensation cost on options granted recognized by the Company in the fiscal years 2009 and 2008 related to stock option awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Notes 2 and 8to our 2009 Financial Statements.

(3)	On February 11, 2010, Mr. Shriver stepped down as a Director and as our Chief Operating Officer. Mr. Shriver continues with the Company as our Senior Manager of Technical Operations.
(4)
During fiscal years 2009 and 2008, Mr. Philips deferred $141,231 and $85,384 of his salary, respectively. In February 2009, Mr. Philips stepped down as our Chairman of the Board of Directors and President.

(5)	During fiscal year 2009, Mr. Shriver deferred $76,197 of his salary.
(6)	During fiscal year 2009, Mr. McCommon deferred $28,782 of his salary.

Employment Agreements

The Company entered into employment agreements with Messrs. Philips and Shriver effective January 1, 2002. The agreements each continue for an indefinite period unless terminated by CDEX for "cause," or by the employee for "good reason" (as such terms are defined in the agreements), or upon two weeks prior written notice by either party to the other. The agreements provide for salaries based on annual amounts of $300,000 for Mr. Philips and $250,000 for Mr. Shriver, which are subject to review on an annual basis. The salary shall be payable in equal monthly installments, unless otherwise required by applicable state law and, based on our economic posture, may be paid in cash and/or stock, at our option. Each agreement provides for a minimum monthly cash payment to the employee of $7,500 for Mr. Shriver and $3,000 for Mr. Philips. CDEX has availed itself of this option for the past three fiscal years as reflected under "Compensation of Executive Officers." Each of these agreements provides for the forfeiture of restricted stock granted to the employee in the event of the employee's termination before the stock is fully vested. Under the agreements, each employee is entitled to a severance package in the event of termination by CDEX other than for "cause" or by the employee for "good reason."

The agreements with Messrs. Philips and Shriver were amended on January 1, 2003 to increase the intended minimum monthly cash payment to the employee to $8,000, and permit CDEX to pay the entire salary in common stock if paying cash is not in the best interest of the Company.

Effective June 11, 2007, the Company entered into an employment agreement with Mr. Philips whereby Mr. Philips became the CEO and President. The agreement provides for an annual salary of $180,000. The agreement provides for an award of 350,000 stock options with an exercise price as the fair market value of the shares on June 11, 2007. These options vested on June 11, 2008 and terminate five years after the grant date. Effective February 1, 2008, the Board of directors increased Mr. Philips' annual salary to $240,000. Effective June 1, 2009, Mr. Philips amended his employment agreement such that in Mr. Philips’ sole discretion he has elected to take no salary until economic conditions warrant. Effective February 10, 2010, the Company entered into a contract with Mr. Philips where Mr. Philips resigned as an employee and will be engaged as a consultant of the Company to continue in his role as the Company’s CEO until the Company finds a replacement.

Effective January 11, 2006, the Company entered into an amendment to the employment agreement of Mr. Shriver. The amendment to Mr. Shriver's employment agreement provides for an annual cash salary of $180,000 as well as options which vest 1/3 on January 1, 2007, and 1/24th of the remainder on the first day of each month thereafter for the following two years, as long as he is providing to the Company substantial services pursuant to a contract with the Company at the time of vesting. The Company cancelled all options granted to Mr. Shriver in 2006. On July 17, 2007, the Company granted to Mr. Shriver 200,000 options with an exercise price at the fair market value of the stock at the time of the grant, with 50% vesting immediately and 25% vesting in both 12 and 24 months. Effective February 1, 2008, Mr. Shriver’s employment agreement was amended to increase Mr. Shriver's annual salary to $200,000 and added that if Mr. Shriver’s employment was terminated for other than “cause” or if Mr. Shriver resigns for “good reason” before February 18, 2010 his severance would be twice his annual salary.

Effective February 10, 2010, Mr. Shriver stepped down as the Company’s COO and board member and accepted the position of Senior Manager of Technical Operations.

The Company entered into an employment agreement with Mr. McCommon effective November 11, 2008 as the Company’s Chief Financial Officer with an annual compensation of $105,000. The agreement is in effect for one year, or until terminated, and is automatically renewable on October 31 of each year unless terminated in writing by either party upon a 30 days written notice prior to October 31. In accordance with the agreement, the Company granted to Mr. McCommon 100,000 options with an exercise price equal to the fair market value at the time of grant, with 50% vesting in one year and the remaining 50% vesting in two years following such grant.  Effective June 1, 2009, Mr. McCommon’s employment agreement was amended to reduce his salary to $4,166.67 per month until, in his sole discretion, economic conditions warrant the return to the pre-June 1, 2009 compensation level.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at October 31, 2009

	Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date

Malcolm H. Philips, Jr.	100,000	-		0.15	07/17/2010
	350,000	-		0.22	06/11/2012
	-	150,000	(1)	0.09	08/01/2014

Timothy D. Shriver	200,000	-		0.15	07/17/2010
	-	150,000	(1)	0.09	08/01/2014

Stephen McCommon	50,000	50,000		0.15	11/11/2013
	-	150,000	(1)	0.09	08/01/2014

(1)
Performance Options: Pursuant to an employee option incentive program covering all employees, the Board granted options based on the Company’s performance. 40% of the bonus options would vest when the Company has positive cash flow from operations for one fiscal quarter and the remaining 60% of the bonus would vest when the Company has positive operating cash flow for two quarters. If the Company does not accomplish both milestones by July 31, 2010, any unvested part of the bonus options will lapse.

S
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

Stock options granted under this plan may be nonqualified stock options or incentive stock options, as provided in the plan. Incentive stock options are to be issued in accordance with Section 422 of the Internal Revenue Code of 1986, as amended. As such, incentive stock options may only be issued to employees of CDEX or any subsidiary of CDEX, must have an exercise price of no less than the fair market value of the common stock on the date of the grant; provided, however, that in the event the grantee is a ten percent stockholder, the exercise price shall not be less than 110% of fair market value of the common stock on the date of the grant. The aggregate fair market value of the underlying shares cannot exceed $100,000 for any individual option holder during any calendar year. Incentive stock options granted to a ten percent stockholder must expire no later than five years from the date of grant. Non-incentive options are not subject to the restrictions contained in Section 422, except that pursuant to the plan, such options cannot be exercisable at less than 85% of fair market value and must expire no later than ten years from the date of grant. The options are non-transferable and may not be assigned except that non-incentive options may, in certain cases be assigned to family members of the grantee.

Upon termination of employment (other than for cause) of an employee grantee of options under this plan, the grantee shall have 60 days following such termination, or one year if such termination results from the grantee's death or disability (as defined in the plan), to exercise the vested portion of any option. Holders of options under the plan have no voting or other rights of shareholders except and to the extent that they exercise their options and are issued the underlying shares. Options under the plan may be exercised by the issuance of a promissory note from the grantee, or on a cashless basis by the grantee surrendering a portion of the shares issuable thereunder, as payment of the exercise price in lieu of cash.

Restricted stock granted under this plan may be issued subject to any restrictions set by our Board of Directors in its discretion except that the vesting restrictions for restricted stock granted to individuals who are not officers, directors or consultants of CDEX shall lapse no less rapidly than at a rate of 20% per year for each of the first five years from the grant date. However, the Board of Directors in its discretion may shorten or eliminate the restrictions. Generally, unless otherwise provided by the Board of Directors with respect to a particular grant of restricted stock, holders of restricted stock have the right to vote and receive dividends on their shares, including shares not yet vested. Also, unless otherwise so provided, any unvested shares are deemed forfeited by the grantee upon termination of such grantee's service with CDEX.

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

Directors Compensation

The following table discloses our director compensation for the fiscal year ended October 31, 2009:

Name	Option Awards (1)

Carmen J. Conicelli, Jr.	$16,517	(2)

George Dials	18,926	(3)

Donald W. Strickland	18,926	(4)

(1)
The amounts included in the "Option Awards" column represent the non-cash stock-based compensation cost on options recognized by the Company in the fiscal year 2009 related to stock option awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Notes 2 and 8 to our 2009 Financial Statements.

(2)	Mr. Conicelli has options to purchase 315,000 shares of Class A common stock outstanding.
(3)	Mr. Dials has options to purchase 360,000 shares of Class A common stock outstanding.
(4)	Mr. Strickland has options to purchase 400,000 shares of Class A common stock outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 26, 2010:

•	each of the our directors and executive officers;
•	all directors and executive officers of ours as a group; and each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock.

Unless otherwise indicated, the address of each beneficial owner is care of CDEX Inc., 4555 South Palo Verde Road, Suite 123, Tucson, Arizona 85714. Unless otherwise indicated, the Company believes that all persons named in the following table have sole voting and investment power with respect to all shares of common stock that they beneficially own.

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of March 2, 2010 upon the exercise of options or warrants or the conversion of notes. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants and converted all notes which are currently held by that person and which are exercisable/convertible within such 60 day period, but that options and warrants and convertible notes held by all other persons were not exercised or converted, and based the percentage ownership on 65,239,634 shares outstanding on March 2, 2010.

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Malcolm H. Philips, Jr.	Executive Officer and Director	10,945,739	(2)	15.07%

Gemini Master Fund, Ltd	Investor	10,014,313	(3)	13.31%

Mr. Jeffery K. Brumfield	Investor	6,493,185	(4)	9.95%

George Dials	Director	949,880	(5)	1.4%

Carmen J. Conicelli	Director	632,865	(6)	*

Donald W. Strickland	Director	619,086	(7)	*

Gregory Firmbach	Executive Officer and Director	50,000	(8)	*

Stephen McCommon	Executive Officer	50,000	(8)	*

Shares of all named executives and
directors as a group (6 persons)		13,247,570

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of March 2, 2010.

(2)
Represents 3,571,842 shares of Class A common stock held by entities in which Mr. Philips has a controlling interest, 964,502 warrants exercisable within 60 days of March 2, 2010 held by entities in which Mr. Philips has a controlling interest, 450,000 options exercisable within 60 days of March 2, 2010 and 5,959,395 shares underlying convertible notes held by entities in which Mr. Philips has a controlling interest convertible within 60 days of March 2, 2010.

(3)	Represents 5,000,000 warrants exercisable within 60 days of March 2, 2010 and 5,014,313 shares underlying convertible notes convertible within 60 days of March 2, 2010.
(4)	Based on information known by the Company, this represents 6,493,185 shares of Class A common stock.
(5)
Represents 467,034 shares of Class A common stock, 220,000 options exercisable within 60 days of March 2, 2010, 211,255 warrants exercisable within 60 days of March 2, 2010 and 51,591 shares underlying convertible notes convertible within 60 days of March 2, 2010.

(6)
Represents 304,750 shares of Class A common stock, 225,000 options exercisable within 60 days of March 2, 2010 and 103,115 shares underlying convertible notes convertible within 60 days of March 2, 2010.

(7)	Represents 179,543 shares of Class A common stock, 179,543 warrants exercisable within 60 days of March 2, 2010 and 260,000 options exercisable within 60 days of March 2, 2010.
(8)	Represents 50,000 options exercisable within 60 days of March 2, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal 2009, we issued several of convertible notes payable to related parties, which are summarized as follows:

•
During the three months ended January 31, 2009, the Company received $87,700 in proceeds under a number of 10.0%, 12 month convertible notes payable with an entity controlled by our CEO. These notes are convertible at any time on terms given to Gemini Master Fund or the best terms given to an investor during the twelve months following the loan date, including warrants. However, the note holder shall receive the lowest price that does not cause a decrease in the conversion price or exercise price of the Gemini Convertible Note or Common Stock Purchase Warrant.

•
During the three months ended April 30, 2009, the Company received $10,050 in proceeds under a 10.0%, 12 month convertible note payable with an entity controlled by our CEO.  These notes are convertible and into stock and warrants with terms similar to those above.

Subsequent to October 31, 2009, we received the following funds under convertible notes payable agreements with related parties:

•
During December 2009, the Company received $24,700 in proceeds under 12.0%, 24 month convertible notes payable with an entity controlled our CEO and an additional $10,100 in proceeds under similar convertible notes payable with other Directors.

•
In January 2010, the Company received $25,100 in proceeds under similar convertible notes payable with an entity controlled by our CEO and an additional $5,050 in proceeds from another Director. These convertible notes are convertible at the option of the note holders into common stock and warrants. The price for the stock and warrants in the conversion of these notes will be equal to the corresponding conversion price provided to Gemini, in the Gemini/ CDEX 12% Senior Convertible Note or Common Stock Purchase Warrant, both originally issued on June 25, 2008, or the best terms given to any investor during the 12 months following the note date. However, the note holders shall only receive the best terms that do not result in a resetting of conversion or warrant prices or a penalty associated with the Gemini note.

•
During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by our CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $200,000 cash infusion from an entity controlled by our CEO, for which the Company issued a note similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 of principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by our CEO were consolidated and converted into a new convertible note similar to that issued to Gemini.

•
During March 2010, the Company, as a part of the February restructuring, converted $15,462 of principal and accrued interest of existing Convertible Notes Payables held by two directors into new notes similar to that issued to Gemini.

During fiscal 2009, the Company was a party to the following transactions with related parties that affected our stockholders’ equity:

•
During the three months ended April 30, 2009, we sold 250,000 shares of restricted Class A common stock to a director for $25,000, or $0.10 per share and a warrant for the purchase of 125,000 shares of restricted Class A common stock with an exercise price of $0.20 per share.

•
During the three months ended April 30, 2009, Gemini converted a portion of its note payable and accrued interest in the amount of $100,000 into 1,000,000 Class A Common Shares, or approximately $0.10 per share.

•
During the three months ended April 30, 2009, an entity controlled our CEO converted two notes payable and accrued interest in the amount of $28,603 into 238,359 Class A Common Shares, or $0.12 per share, and a warrant for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

•
During the three months ended January 31, 2009, an entity controlled our CEO converted a note payable and accrued interest in the amount of $10,726 into 89,381 Class A Common Shares, or $0.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

Subsequent to October 31, 2009, we were a party to the following transactions with related parties that affected our stockholders’ equity:

•	During January 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A Common Shares, or approximately $0.05 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees billed to us by S.E. Clark and Co., our independent registered public accounting firm, for professional services rendered for the fiscal years ended October 31, 2009 and 2008:

Description	2009	2008

Audit fees	$36,721	$46,206
Other services	675	400

Total	$37,396	$46,606

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by our auditors that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2009 and 2008, none of the fees paid to S.E. Clark and Co. were approved pursuant to the de minimis exception.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statements of Operations
•	Statement of Changes in Stockholders’ Deficit
•	Statements of Cash Flows
•	Notes to Financial Statements

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts schedule has been omitted as the required information is included in the Notes to Financial Statements included with this annual report.

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this annual report or incorporated by reference:

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

3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's form 8 -K filed with the SEC on December 4, 2007).

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

10.5
  Form of Common Stock Purchase Warrant Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008)

10.6
  Form of Waiver and Amendment with Gemini Master Fund, Ltd. dated December 18, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 10-KSB/A filed with the SEC on March 13, 2009).

10.7
  Form of Second Waiver and Amendment with Gemini Master Fund, Ltd. Dated  February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 10-KSB/A filed with the SEC on March 13, 2009).

10.8
  Form of Third Waiver and Amendment with Gemini Master Fund, Ltd. Dated  February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 5, 2009).

10.9
  Form of Fourth Waiver and Amendment with Gemini Master Fund, Ltd. Dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 9, 2009).

10.10
  Form of Fifth Waiver and Amendment with Gemini Master Fund, Ltd. Dated  February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 27, 2009).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2010.

CDEX Inc.

/s/ MALCOLM H. PHILIPS
Malcolm H. Philips
Chief Executive Officer and
Member of the Board of Directors

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints Malcolm H. Philips, as such person's true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for such person in name, place and stead, to sign in any and all amendments to this annual report on Form 10-K, in any and all capacities, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agents, and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on March 19, 2010.

	Signature	Title	Date

/s/	MALCOLM H. PHILIPS	Chief Executive Officer and Director	March 19, 2010
Malcolm H. Philips

/s/	GREGORY FIRMBACH	President and Director	March 19, 2010
Gregory Firmbach

/s/	STEPHEN A. MCCOMMON	Chief Financial Officer and	March 19, 2010
	Stephen A. McCommon	Vice President of Finance

/s/	CARMEN J. CONICELLI	Chairman of the Board of Directors	March 19, 2010
Carmen J. Conicelli

/s/	GEORGE DIALS	Director	March 19, 2010
George Dials

/s/	DONALD W. STRICKLAND	Director	March 19, 2010
Donald W. Strickland

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of CDEX Inc. (the “Company”) as of October 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
March 15, 2010

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CDEX INC.
BALANCE SHEETS
AS OF OCTOBER 31,

	2009	2008
Assets
Current assets:
Cash	$7,769	$26,373
Accounts receivable - net	72,760	220,688
Inventory - net	270,114	298,287
Prepaid expenses	66,719	100,078
Total current assets	417,362	645,426
Property and equipment, net	45,839	50,595
Patents, net	79,059	88,851
Other assets	38,238	90,661
Total assets	$580,498	$875,533

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$1,827,547	$1,394,727
Current portion of notes payable and accrued interest	1,297,456	614,231
Advance payments	30,177	21,576
Deferred revenue	-	119,575
Total current liabilities	3,155,180	2,150,109
Long-term notes payable and accrued interest,
net of unamortized debt discount	235,203	369,456
Total liabilities	3,390,383	2,519,565

Commitments and contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - Series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
October 31, 2009 and 2008	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 64,239,634 outstanding at October 31,
2009 and 59,247,991 outstanding at October 31, 2008	321,202	296,244
Additional paid in capital	26,511,356	25,851,967
Accumulated deficit	(29,642,476)	(27,792,276)
Total stockholders' deficit	(2,809,885)	(1,644,032)
Total liabilities and stockholders' deficit	$580,498	$875,533

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,

	2009	2008

Revenue	$480,439	$835,764

Cost of revenue	105,671	220,316

Gross profit	374,768	615,448

Operating expenses:
Selling, general and administrative	1,326,852	1,598,969
Research and development	310,499	943,416

Total operating expenses	1,637,351	2,542,385

Loss from operations	(1,262,583)	(1,926,937)

Other income (expense)
Interest income	-	3,807
Interest expense	(587,617)	(211,042)

Total other expense	(587,617)	(207,235)

Net loss	$(1,850,200)	$(2,134,172)

Basic and diluted net loss
per common share:	$(0.03)	$(0.04)

Basic and diluted weighted average
common shares outstanding	62,757,343	55,867,102

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Series A Preferred Stock		Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2007	6,675	$33	51,569,407	$257,852	$23,928,584	$(25,658,104)	$(1,471,635)

Sale of common stock for cash	-	-	825,928	4,130	264,390	-	268,520
Exercise of warrants	-	-	3,953,846	19,769	679,036	-	698,805
Exercise of stock options	-	-	210,000	1,049	30,900	-	31,949
Conversion of notes payable	-	-	1,688,310	8,442	193,687	-	202,129
Shares issued for compensation	-	-	1,000,500	5,003	299,573	-	304,576
Stock-based compensation	-	-	-	-	103,540	-	103,540
Fair value of warrant
and convertible debt	-	-	-	-	352,258	-	352,258
Net loss	-	-	-	-	-	(2,134,172)	(2,134,172)

Balance, October 31, 2008	6,675	33	59,247,991	296,245	25,851,968	(27,792,276)	(1,644,030)

Sale of common stock for cash	-	-	2,400,000	12,000	238,000	-	250,000
Conversion of notes payable	-	-	2,561,643	12,807	196,689	-	209,496
Stock-based compensation	-	-	-	-	143,135	-	143,135
Fair value adjustment of warrant	-	-	-	-	78,868	-	78,868
Stock issued for settlement on account	-	-	30,000	150	2,696	-	2,846
Net loss	-	-	-	-	-	(1,850,200)	(1,850,200)

Balance, October 31, 2009	6,675	$33	64,239,634	$321,202	$26,511,356	$(29,642,476)	$(2,809,885)

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(1,850,200)	$(2,134,172)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation and amortization	41,709	29,243
Stock-based compensation	143,135	408,115
Provision for doubtful accounts	35,081	-
Noncash interest expense	587,616	210,558
Changes in operating assets and liabilities:
Accounts receivable	115,693	(151,764)
Inventory	1,012	(208,197)
Prepaid expenses and other assets	-	5,142
Current liabilities	307,550	(80,197)

Net cash used by operating activities	(618,404)	(1,921,272)

Cash flows from investing activities:
Purchase of and deposit for property and equipment	-	(21,443)

Net cash used by investing activities	-	(21,443)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	250,000	999,274
Proceeds from issuance of convertible notes payable	349,800	942,430

Net cash provided by financing activities	599,800	1,941,704

Net decrease in cash	(18,604)	(1,011)
Cash, beginning of the period	26,373	27,384

Cash, end of the period	$7,769	$26,373

Supplemental cash flow information:
Cash payments for interest	$-	$425
Cash payments for taxes	-	-
Conversion of notes payable and accrued interest
to common stock	209,496	202,129
Transfer from inventory to fixed assets	27,161	47,245

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

1. Organization of Business and Basis of Presentation

CDEX Inc. (“CDEX”, “we”, “us”, “our” or the “Company”) is a technology development company that is currently applying its patented and patents pending chemical detection technologies to develop products in the healthcare, security and brand protection markets. CDEX was incorporated in the State of Nevada on July 6, 2001 and maintains its corporate offices and research and development laboratories in Tucson, Arizona.

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

3.	Brand Protection - Detection of counterfeit or sub-par products for brand protection (e.g., inspection of incoming raw materials, outgoing final products and products in the distribution channel).

All current CDEX product development is based on applying the same underlying technologies. CDEX anticipates developing and/or acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire or develop other technology assets, all of our revenues will come from products developed from our current suite of patents and patents pending technologies, or through licensing arrangements with companies with related intellectual property.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Management bases its assumptions on historical experiences and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In addition, Management considers the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Significant estimates include revenue recognition, the valuation of inventory and valuation assumptions used in recognizing stock-based compensation expense. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. Subsequent events have been evaluated through the date these financial statements were issued, which was March 19, 2010.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies

Revenue Recognition

Sales revenues are recognized when persuasive evidence of an agreement with the customer exists, products are shipped and installation, if necessary, completed, title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured and there are no significant future performance obligations. Service revenues are recognized at the time of performance. Service maintenance revenues are typically recognized ratably over the term of the agreement.

Deferred revenue represents amounts invoiced or received but not recognized as revenue if the above revenue recognition terms are not met.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. The changes to the allowance for doubtful accounts for the years ended October 31, 2009 and 2008 are as follows:

	Year Ended October 31,
	2009	2008

Balance, beginning of the year	$-	$-
Provisions, net of recoveries	35,081	-
Bad debts charged to reserves	(981)	-

Balance, end of the year	$34,100	$-

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis, or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. The changes to obsolescence reserve for the years ended October 31, 2009 and 2008 are as follows:

	Year Ended October 31,
	2009	2008

Balance, beginning of the year	$8,918	$-
Provisions, net of recoveries	-	8,918
Inventory obsolescence adjustments	(80)	-

Balance, end of the year	$8,838	$8,918

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Depreciation expense was $31,917 and $23,487 for the years ended October 31, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $27,396 and $67,925 for the years ended October 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs include compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals.

Share-Based Payments

Stock-based compensation costs are recognized as a component of selling, general and administrative expense in the Statements of Operations. Compensation expense for share-based payment arrangements with our employees is based on the grant date fair value of awards. We apply the Black-Scholes option pricing model to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Restricted stock units with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.

For share-based payments to non-employee consultants, the fair value of the share-based consideration issued is typically used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received. We apply the Black-Scholes option pricing model to determine the fair value of stock options or warrants that are granted. Consideration for services rendered by non-employee consultants is generally measured at the fair value of the Company's common stock or stock options on the date that performance is complete.

Patents

The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, which is generally ten years.  Amortization expense relative to patents was $9,792 and $5,756 for fiscal 2009 and 2008, respectively.

Income Taxes

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

As of October 31, 2009 and 2008, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for tax years 2006 to 2008. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value Measurements

The carrying amounts of items reflected in current assets and current liabilities, as well as notes payable, approximate their fair value due to the short-term nature of their underlying terms.

Concentrations

For fiscal 2009 and 2008, our revenues consisted of transactions with 38 and 32 customers, respectively. Six of our customers in fiscal 2009 and 2008 represented more than 5% of total sales.

At times, the Company maintains cash balances that exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

Net Loss Per Common Share

Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each year. The effect of common stock equivalents is not considered as it would be anti-dilutive.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”).  ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”).  In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with a VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

In June 2009, the FASB issued guidance that seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In April 2008, the FASB issued guidance for determining the useful life of intangible assets, which amends previous guidance relative to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible assets and the period of expected cash flows used to measure the fair value of the asset upon its acquisition and other applicable accounting literature. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2008, the FASB ratified guidance related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which being the instrument (or embedded feature) must be indexed to the entity’s stock. This guidance assists companies in determining whether equity-linked instruments (or embedded features), such as warrants to purchase our stock, are considered indexed to our stock. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which for us will be our fiscal year beginning November 1, 2009. Upon adoption, a cumulative effect adjustment is recorded based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Early adoption is not permitted for reporting entities that have previously established a different accounting policy for determining whether an instrument is indexed to an entity’s own stock.

As of October 31, 2009, we have warrants outstanding for the purchase of 2,717,391 shares of our Class A common stock that may no longer be afforded equity treatment upon our adoption of this guidance on November 1, 2009. These warrants have an exercise price of $0.15 per share, expire in June, 2013 and have exercise price reset features. The aggregate fair value of these warrants, based on the Black-Scholes option pricing model, was $52,734 as of October 31, 2009. We are currently evaluating the impact this guidance will have on our financial position and results of operations.

3. Inventory

Inventory consisted of the following at October 31, 2009 and 2008:

	2009	2008

Raw materials	$152,586	$150,670
Finished goods	126,366	156,535

Subtotal	278,952	307,205
Obsolescence reserve	(8,838)	(8,918)

Total inventory	$270,114	$298,287

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

4. Property and Equipment

Property and equipment consisted of the following at October 31, 2009 and 2008:

	2009	2008

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	659,700	648,395
Leased equipment	63,101	47,245

	725,732	698,571
Less: Accumulated depreciation	(679,893)	(647,976)

Property and equipment - net	$45,839	$50,595

5. Patents

Patents consisted of the following at October 31, 2009 and 2008:

	2009	2008

Patents	$100,000	$100,000
Less: Accumulated amortization	(20,941)	(11,149)

Patents - net	$79,059	$88,851

Future amortization expense for our patents for the next five fiscal years is as follows:

Fiscal Years Ending October 31,	Amount
2010	$9,792
2011	9,792
2012	9,792
2013	9,792
2014	9,792

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at October 31, 2009 and 2008:

	2009	2008

Legal fees	$581,777	$567,157
Deferred compensation	589,259	127,614
Accounts payable and other accrued expenses	384,473	465,556
Accrued payable to a distributor	272,038	234,400

	$1,827,547	$1,394,727

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

7. Income Taxes

The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts that would have been computed using statutory rates as follows:

	Year Ended October 31,
	2009	2008

Federal income taxes at the maximum statutory rate	$646,068	$725,618
State income taxes, net of federal tax effect	87,409	98,172
Permanent differences	8,741	7,249
Increase in valuation allowance	(742,218)	(831,039)

Benefit from income taxes	$-	$-

Deferred income taxes consisted of the following as of October 31, 2009 and 2008:

	2009	2008

Stock-based compensation	$235,353	$180,103
Fixed asset basis difference	46,112	24,916
Receivables excluded from income for income
tax reporting purposes	28,085	85,185
Accounts payable and accrued expenses deducted for financial
statement purposes, but not for income tax reporting	477,993	444,122
Net operating loss carryforwards	5,854,715	5,149,232

Deferred tax asset	6,642,258	5,883,558
Valuation allowance	(6,642,258)	(5,883,558)

Total	$-	$-

For income tax purposes, the Company has net operating loss carryforwards of approximately $15.2 million at October 31, 2009 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

8. Share-Based Payments

Stock Options and Stock Grants

The Company has a 2002 Stock Incentive Plan and a 2003 Stock Incentive Plan (the “Plans”). The Plans provide for the issuance of stock options and stock grants. The 2002 Stock Incentive Plan permits the issuance of up to 3,500,000 shares through December 31, 2011. The 2003 Stock Incentive Plan permits the issuance of up to 25,000,000 shares through December 28, 2011, after subtracting any shares issued under the 2002 Plan. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined performance based milestones. As of October 31, 2009, there are 10,463,207 shares available for grant from the Plans.

During the year ended October 31, 2009, the Company granted stock options for the purchase of 3,650,000 Class A Common Shares with an aggregate grant date fair value of $290,287. During the year ended October 31, 2008, the Company granted 3,435,000 stock options with an aggregate grant date fair value of $375,972. We have a practice of issuing new stock to satisfy the exercises of stock options. Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to four years.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

Stock option activity for fiscal 2009 under the Plans is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at October 31, 2008	5,260,000	$0.17	3.26	$309,450

Options Granted	3,650,000	0.10
Options Cancelled/Forfeited	(4,306,250)	0.15
Options Expired	(150,000)	0.17

Outstanding at October 31, 2009	4,453,750	0.18

Options vested or expected to vest
at October 31, 2009	4,453,750	0.18	4.18	$538,438

Exercisable at October 31, 2009	2,357,500	0.20	2.05	$332,688

Total compensation expense related to stock awards for employees and consultants was $143,135 and $103,540 for the years ended October 31, 2009 and 2008, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value. As of October 31, 2009, there were 715,000 options outstanding that were held by external consultants.

The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the Year Ended October 31,
	2009	2008

Weighted average grant date fair value	$0.08	$0.11
Expected volatility	75%	75%
Expected dividends	0%	0%
Expected term (years)	1.0 - 3.25	1.0 - 3.5
Risk free rate	0.51% - 4.19%	0.49% - 2.80%

Warrants

The following summarizes activity for fiscal 2009 for outstanding warrants to purchase our common stock:

		Weighted
	Number of	Average
	Shares	Exercise
	Issuable	Price

Outstanding at October 31, 2008	15,533,617	$0.24
Issued	1,527,741	0.21
Expired	(7,963,336)	0.24
Forfeited	(2,363,636)	0.22

Outstanding at October 31, 2009	6,734,386	0.24

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

9. Notes Payable

Our notes payable consisted of the following at October 31, 2009 and 2008:

	2009	2008

Gemini Master Fund, Ltd.12% convertible note with warrants,
net of discount of $84,749 and $321,339 as of October 31, 2009
and 2008, respectively	$1,078,313	$798,495
Note payable to an entity controlled by our CEO - interest at 9% to 10%,
convertible with warrants	191,485	116,042
Tangiers Capital, LLC, 9.9% convertible note	-	69,150
Note payable to Pemco LLC - interest at 12%, convertible with warrants	63,041	-
12% notes convertible into stock and warrants	199,820	-

Total Notes Payable	1,532,659	983,687
Less: Current portion	1,297,456	614,231

Long-term portion	$235,203	$369,456

As of October 31, 2009 and 2008, we had outstanding convertible notes payable due to Gemini Master Fund, Ltd. (“Gemini”).  These notes are unsecured, were originally issued in June 2008, are convertible into shares of our Series A Common Stock at a rate of $0.30 per share and bear interest at a rate of 12.0% per annum. These notes have monthly redemptions commencing after six months from the date of issue, which are based on a 24 month amortization period, with the final payment due June 25, 2010. In connection with this note issuance, we also issued 2,717,391 warrants to Gemini that are exercisable for $0.375 per share for five years from the date of issuance. The note and the warrants contain anti-dilution clauses whereby, (subject to the exceptions contained in those instruments) if the Company issues equity securities or securities convertible into equity at a price below the respective conversion price of the note or exercise price of the warrant, such conversion and exercise prices shall be adjusted downward to equal the price of the new securities.

The Company has determined the Gemini convertible debenture contains a beneficial conversion feature. The estimated fair value of the detachable warrants of $359,782 has been determined using the Black-Scholes option pricing model with the following assumptions: (i) stock price volatility of 75%; (ii) risk free interest rate of 4.21%; (iii) dividend yield of 0%; and (iv) a term of two years. The original face amount of the convertible note of $1,086,957 was proportionately allocated to the note and the warrants in the amount of $785,107 and $301,850, respectively. The convertible note proportionate allocated value of $785,107 was then further allocated between the note and the beneficial conversion feature. The fair value of the beneficial conversion feature was determined to be $144,928 and the remaining value of $640,179 was allocated to the convertible note. The combined total value of the warrant and beneficial conversion feature of $446,778 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

As of October 31, 2008, we had outstanding convertible notes payable due to Tangiers Capital, LLC (“Tangiers”).  These notes were due April 8, 2010 and bore interest at a rate of 9.9% per annum.  As described in Note 10, during fiscal 2009, these notes were converted to shares of our Series A Common Stock.

As of October 31, 2009 and 2008, we have several convertible notes payable due to both related parties and outside investors that bear interests at rates of 9.0% to 12.0% per annum.  These notes are unsecured and are due 12 to 24 months from the date of issuance.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

During fiscal 2009, we issued several of these convertible notes payable, which are summarized as follows:

•
During the three months ended January 31, 2009, the Company received $87,700 in proceeds under a number of 10.0%, 12 month convertible notes payable with an entity controlled by our CEO. These notes are convertible at any time on terms given to Gemini Master Fund or the best terms given to an investor during the twelve months following the loan date, including warrants. However, the note holder shall receive the lowest price that does not cause a decrease in the conversion price or exercise price of the Gemini Convertible Note or Common Stock Purchase Warrant.

•
During the three months ended January 31, 2009, the Company received $25,100 in proceeds under a 12.0%, 12 month convertible note payable with an existing investor. These notes are convertible and into stock and warrants with terms similar to those above.

•
During the three months ended April 30, 2009, the Company received $10,050 in proceeds under a 10.0%, 12 month convertible note payable with an entity controlled by our CEO.  These notes are convertible and into stock and warrants with terms similar to those above.

•
During the three months ended April 30, 2009, the Company received $25,100 in proceeds under a 12.0%, 12 month convertible note payable with an existing investor. These notes are convertible into stock and warrants with terms similar to those above.

•
During the three months ended July 31, 2009, the Company received $105,600 in proceeds under 12.0%, 24 month convertible notes with existing shareholders. These notes are convertible and into stock and warrants with terms similar to those above.

•
During the three months ended October 31, 2009, the Company received $96,250 in proceeds under 12.0%, 24 month convertible notes with existing shareholders. These notes are convertible and into stock and warrants with terms similar to those above.

During the fiscal year ended October 31, 2008, an entity controlled by our CEO loaned the Company $75,150. The notes pay interest at the rate of 10% per year, are convertible into common stock and warrants and are payable upon demand or matures twelve months from the date of the loan. In addition, the Company issued to this same entity, 1,259,167 shares of Class A common stock and an equal number of two year warrants as payment of four notes payable and accrued interest in the amount of $151,000 or $0.12 share. The warrants have an exercise price of $0.24 per share.

The following table provides information relative to the contractual maturities of our outstanding notes payable as of October 31, 2009:

Fiscal Years Ending October 31,	Amount

2010	$1,352,699
2011	235,203

Subtotal	1,587,902
Discount	(55,243)

$1,532,659

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

Subsequent to October 31, 2009, we received the following funds under convertible notes payable agreements:

•
During December 2009, the Company received $24,700 in proceeds under 12.0%, 24 month convertible notes payable with an entity controlled our CEO and an additional $10,100 in proceeds under similar convertible notes payable with other Directors. In January 2010, the Company received $25,100 in proceeds under similar convertible notes payable with an entity controlled by our CEO and an additional $5,050 in proceeds from another Director. These convertible notes are convertible at the option of the note holders into common stock and warrants. The price for the stock and warrants in the conversion of these notes will be equal to the corresponding conversion price provided to Gemini, in the Gemini/ CDEX 12% Senior Convertible Note or Common Stock Purchase Warrant, both originally issued on June 25, 2008, or the best terms given to any investor during the 12 months following the note date. However, the note holders shall only receive the best terms that do not result in a resetting of conversion or warrant prices or a penalty associated with the Gemini note.

•
During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by our CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion consisting of $200,000 from an entity controlled by our CEO and $250,000 from two other investors, for which the Company issued notes similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 of principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by our CEO were consolidated and converted into a new convertible note similar to that issued to Gemini.

•
During March 2010, the Company, as a part of the February restructuring, converted $132,989 and $15,462 of principal and accrued interest of existing Convertible Notes Payables held by two investors and two directors, respectively, into new notes similar to that issued to Gemini.

10. Stockholders’ Equity

During fiscal 2009, the Company was a party to the following transactions that affected our stockholders’ equity:

•	The Company granted 30,000 restricted Class A common shares at $0.095 per share to settle an outstanding balance of $2,846.

•
We sold 1,650,000 shares of restricted Class A common stock to seven investors for $175,000, or approximately $0.11 per share, and warrants for the purchase of 825,000 shares of restricted Class A common stock with an average exercise price of approximately $0.21 per share.

•
We sold 250,000 shares of restricted Class A common stock to a director for $25,000, or $0.10 per share and a warrant for the purchase of 125,000 shares of restricted Class A common stock with an exercise price of $0.20 per share.

•
We sold to a new investor, Pemco LLC, 500,000 shares of restricted Class A common stock for $50,000, or $0.10 per share and a warrant for the purchase of 250,000 shares of restricted Class A common stock, with an exercise price of $0.20.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

•
During the three months ended April 30, 2009, Tangiers Capital, LLC converted its 2008 note payable and accrued interest in the amount of $20,170 into 413,909 Class A common shares, or approximately $0.05 per share based on a Variable Rate Transaction formula. During the three months ended January 31, 2009, Tangiers Capital, LLC converted principal portions of its note payable amount of $50,000 into 819,994 Class A common shares, or approximately $0.06 per share.

•
During the three months ended April 30, 2009, Gemini converted a portion of its note payable and accrued interest in the amount of $100,000 into 1,000,000 Class A common shares, or approximately $0.10 per share.

•
During the three months ended April 30, 2009, an entity controlled our CEO converted two notes payable and accrued interest in the amount of $28,603 into 238,359 Class A common shares, or $0.12 per share, and a warrant for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share. During the three months ended January 31, 2009, an entity controlled our CEO converted a note payable and accrued interest in the amount of $10,726 into 89,381 Class A common shares, or $0.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

During the fiscal year ended October 31, 2008, the Company sold to several investors 825,928 shares of restricted Class A common stock for $268,520, or $0.33 per share. Several investors exercised 3,953,847 warrants for an aggregate amount of $698,805, or $0.18 per share. The Company granted 1,000,500 restricted Class A common shares to five consultants at prices of $0.30 per share and $0.33 per share as part of negotiated settlement agreements. Various notes payable in the aggregate amount of $67,692 were converted into 568,004 Class A common shares, or $0.12 per share and an equal number of two year warrants. The warrants have an exercise price of $0.24 per share. Several individuals exercised 210,000 stock options for an aggregate amount of $31,950, or $0.15 per share. An entity controlled by our CEO converted notes payable of $102,541 into 854,507 shares of Class A common shares, or $0.12 per share and an equal number of two year warrants with an exercise price of $0.24. Two directors converted notes payable of $31,896 into 265,798 shares of Class A common shares, or $0.12 per share and an equal number of two year warrants with an exercise price of $0.24.

Subsequent to October 31, 2009 and during January 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A common shares, or approximately $0.05 per share.

11. Commitments and Contingencies

Operating Leases

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2009 is approximately $2,600. Total rent expense was approximately $49,000 and $66,000 for the years ended October 31, 2009 and 2008, respectively.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. In June 2008, a lawsuit was filed by Hutchinson & Steffen in a Nevada District Court, Clark County, against the Company, alleging, among other things, breach of contract. On July 2, 2008, Hutchinson & Steffen and the Company entered into a settlement agreement, staying the legal proceedings pending completion of the terms of the settlement agreement. As of the date of this report, we have not received notice of any other legal proceedings regarding Hutchinson & Steffen.

On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of October 31, 2009 and October 31, 2008. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

In July 2009, two employees filed claims in the Pima County Justice Court for payment of their deferred wages totaling approximately $9,000. CDEX had accrued a provision for possible settlement of these claims in the financial statements as of October 31, 2009. The court ruled that the Pima County Justice Court was not the correct venue for the case because the employment contracts for these employees specified that all disputes would be determined in accordance with the rules of the American Arbitration Association. CDEX has not received any further actions regarding these claims.

In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management disputes the amount of the claim and has accrued a provision for possible settlement of this dispute in the financial statements as of October 31, 2009. We intend to vigorously defend the case.

Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse, the Company may not be able to continue as a going concern.

12. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for fiscal 2009 and 2008:

	Fiscal Year Ended October 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$157,469	$95,918	$44,388	$182,664
Gross profit	114,902	79,457	31,478	148,931
Loss from operations	(560,222)	(446,355)	(227,523)	(28,483)
Net loss	(702,689)	(588,091)	(392,964)	(166,456)
Basic and diluted net
loss per common share	(0.01)	(0.01)	(0.01)	-
Basic and diluted weighted
average common
shares outstanding	59,658,324	62,936,781	63,209,634	64,224,634

	Fiscal Year Ended October 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$183,096	$220,377	$151,887	$280,404
Gross profit	145,365	180,135	107,922	182,026
Loss from operations	(452,852)	(453,444)	(587,920)	(432,721)
Net loss	(457,387)	(457,957)	(631,834)	(586,994)
Basic and diluted net
loss per common share	(0.01)	(0.01)	(0.01)	(0.01)
Basic and diluted weighted
average common
shares outstanding	52,685,778	54,444,559	57,247,193	59,090,877

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

13. Going Concern

The Company has incurred losses since its inception of approximately $29.7 million and has had limited product sales from its inception through fiscal 2009. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern and meet its obligations as they come due is dependent upon its ability to raise sufficient cash as discussed above. The Company's continued operations, as well as the implementation of our business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Company continues to seek prospective investors who may provide some of this funding. The Company also anticipates it will need to maintain its current workforce to achieve commercially viable sales levels. There can be no guarantee that these needs will be met or that sufficient cash will be raised to permit operations to continue. Should the Company be unable to raise sufficient cash to continue operations at a level necessary to achieve commercially viable sales levels, the liquidation value of the Company's assets may be substantially less than the balances reflected in the financial statements and the Company may be unable to pay its creditors. There is no assurance that the Company will succeed in these fund-raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2009, the Company received $599,800 in funding, comprised of:

•	$349,800 from the net proceeds from 23 notes payable. These notes bear interest from 10% to 12% and have maturities up to two years.
•
$250,000 from the sale of 2,400,000 shares of restricted Class A common stock at an average price of approximately $0.10 per share. Investors who purchased 682,143 of these shares received warrants to purchase up to 1,200,000 shares at a weighted average exercise price of approximately $0.20 per share for a two year period from the effective dates of the share purchases.

Subsequent to fiscal 2009 to the date of this filing, we received additional funds and restructured our outstanding debt with Gemini. These transactions are more fully described in Note 9.