Form 10-Q
period 2010-01-31
CDEX INC
filed 2010-03-22
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐    Accelerated filer: ☐    Non-accelerated filer: ☐    Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On March 19, 2010, 65,239,634 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of January 31, 2010 (unaudited) and October 31, 2009	1

Condensed Statements of Operations for the three months ended January 31, 2010 and 2009	2

Condensed Statements of Cash Flow for the three months ended January 31, 2010 and 2009	3

Notes to Condensed Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T. Controls and Procedures	13

Part II OTHER INFORMATION

ITEM 1. Legal Proceedings	14

ITEM 6. Exhibits	14

Signatures	15

i

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements
CDEX INC.
CONDENSED BALANCE SHEETS

	January 31, 2010	October 31. 2009
	Unaudited
Assets
Current assets
Cash	$1,882	$7,769
Accounts receivable - net	33,730	72,760
Inventory - net	263,946	270,114
Prepaid expenses	41,699	66,719
Total current assets	341,257	417,362
Property and equipment, net	40,432	45,839
Patents, net	76,898	79,059
Other assets	38,238	38,238
Total assets	$496,825	$580,498

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$1,878,193	$1,827,547
Notes payable and accrued interest	1,300,679	1,297,456
Advance payments	25,480	30,177

Total current liabilities	3,204,352	3,155,180
Notes payable and accrued interest, net of unamortized debt discount	308,691	235,203
Other Long term liabilities	80,242	-
Total liabilities	3,593,285	3,390,383

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
January 31, 2010 and October 31, 2009	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 65,239,634 outstanding at January 31, 2010
and 64,239,634 outstanding at October 31, 2009	326,202	321,202
Additional paid in capital	26,469,930	26,511,356
Accumulated deficit	(29,892,625)	(29,642,476)
Total stockholders' deficit	(3,096,460)	(2,809,885)
Total liabilities and stockholders' deficit	$496,825	$580,498

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	January 31
	2010	2009

Revenue	$65,546	$157,469

Cost of revenue	15,590	42,567

Gross profit	49,956	114,902

Operating Expenses
Selling, general and administrative	217,000	452,142
Research and development	30,199	222,982
Total operating expenses	247,199	675,124

Loss from operations	(197,243)	(560,222)

Other expense
Interest expense	(114,289)	(142,467)
Total other (expense)	(114,289)	(142,467)

Net loss	$(311,532)	$(702,689)

Basic and diluted net loss
per common share:	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	64,406,301	59,658,324

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended
	January 31
	2010	2009
Cash Flows from Operating Activities
Net loss	$(311,532)	$(702,689)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	7,568	10,007
Noncash share based compensation	55,199	95,589
Provision for doubtful accounts	-	-
Interest expense	61,761	142,465
Changes in operating assets and liabilities
Accounts receivable	39,030	128,789
Inventory	6,168	(3,804)
Prepaid expenses and other assets	25,020	-
Current liabilities	45,949	145,495
Net cash used by operating activities	(70,837)	(184,148)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	-	50,001
Proceeds from issuance of convertible notes payable	64,950	112,800
Proceeds from exercise of options and warrants	-	-
Net cash provided by financing activities	64,950	162,801

Net increase (decrease) in cash	(5,887)	(21,347)

Cash and cash equivalents, beginning of the period	7,769	26,373

Cash and cash equivalents, end of the period	$1,882	$5,026

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$50,000	$60,726

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of January 31, 2010 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended January 31, 2010, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of FASB ASC 105 Topic Generally Accepted Accounting Principles (“ASC 105”) we have updated references to GAAP in our financial statements for the periods ended September 30, 2009.  The adoption of ASC 105 did not impact our financial position or results of operations.

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for transfers of financial assets, which is included in ASC Topic 860, Transfers and Servicing.  This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

Also in June 2009, the FASB issued new accounting guidance related to the accounting and disclosure for the consolidation of variable interest entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The guidance is included in ASC Topic 810, Consolidation.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The guidance is effective for the first annual reporting period beginning after November 15, 2009.  We do not anticipate that the adoption of this guidance will have a material impact on our financial position or results of operations.

In August 2009, the FASB issued an update of ASC Topic 820, Measuring Liabilities at Fair Value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. We do not anticipate that the adoption of this guidance will have a material affect our financial position and results of operations.

2.           Accounts Receivable - Net

Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at January 31, 2010 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

Our accounts receivables consisted of the following:

	January 31, 2010	October 31, 2009

Accounts receivable	$67,830	$106,860

Less: Allowance for doubtful accounts	34,100	34,100

Net accounts receivable	$33,730	$72,760

2.           Inventory - Net

Our inventories consisted of the following:

	January 31, 2010	October 31, 2009

Raw materials	$148,743	$152,586

Finished goods	124,041	126,366
Subtotal	272,784	278,952
Obsolescence reserve	(8,838)	(8,838)

Total inventory	$263,946	$270,114

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

3.           Property and equipment, net

Our property and equipment consisted of the following:

	January 31, 2010	October 31, 2009

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	659,700	659,700
Leased equipment	63,101	63,101

Total	725,732	725,732

Less accumulated depreciation	(685,300)	(679,893)

Net property and equipment	$40,432	$45,839

4.           Patents, net

Our patents consisted of the following:

	January 31, 2010	October 31, 2009

Patents	$100,000	$100,000

Less accumulated amortization	(23,102)	(20,941)

Net patents	$76,898	$79,059

5.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2010	October 31, 2009
Legal fees	$574,111	$581,777
Deferred compensation	589,259	589,259
Accounts payable and accrued expenses	439,505	384,473
Accrued payable to a distributor	275,318	272,038

	$1,878,193	$1,827,547

6.           Notes Payable

During the three months ended January 31, 2010, the Company received $49,800 in proceeds under 12.0%, 24 month convertible notes payable with an entity controlled our CEO and an additional $15,150 in proceeds under similar convertible notes payable with other Directors.  These notes are convertible at the option of the note holders into common stock and warrants. The price for the stock and warrants in the conversion of these notes will be equal to the corresponding conversion price provided to Gemini, in the Gemini/ CDEX 12% Senior Convertible Note or Common Stock Purchase Warrant, both originally issued on June 25, 2008, or the best terms given to any investor during the 12 months following the note date. However, the note holders shall only receive the best terms that do not result in a resetting of conversion or warrant prices or a penalty associated with the Gemini note.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

During the three months ended January 31, 2009, the Company received $87,700 in proceeds under a number of convertible notes payable with an entity controlled by our CEO. Each convertible note payable pays interest at 10% per year, is convertible into common stock and warrants, is payable upon demand or matures twelve months from the loan date.  Company also received $25,100 in proceeds under a convertible note payable with an existing investor. The convertible note payable pays interest at 12% per year, is due in one year from issuance and is convertible at maturity into shares of restricted Class A common stock and a warrant for the same number of shares. In addition, one existing investor converted principal portions of his note payable in the amount of $50,000 into 819,994 Class A Common Shares, or approximately $0.06 per share. Additionally, an entity controlled by our CEO converted its note payable and accrued interest in the amount of $10,726 into 89,381 Class A Common Shares, or $.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

Subsequent to January 31, 2010, we received the following funds under convertible notes payable agreements:

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

•
During March 2010, the Company, as a part of the February restructuring, $132,989 and $15,462 principal and accrued interest of existing Convertible Notes Payables held by two investors and two directors, respectively, were converted into new notes similar to that issued to Gemini.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

7.           Share-Based Compensation

For the three months ended January 31, 2010, share-based compensation expense was approximately $27,691.  For the three months ended January 31, 2009, share-based compensation expense totaled approximately $95,589.  There were no related income tax benefits recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended January 31, 2010, no options were granted or were cancelled/forfeited.

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

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. For options granted in fiscal year 2009 and 2010, we use the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

	For the three months ended January 31,
	2010	2009
Weighted average grant date fair value	-	$0.11
Expected volatility	-	75%
Expected dividends	-	0%
Expected term (years)	-	1.0 - 3.25
Risk free rate	-	0.51% - 4.19%

As of January 31, 2010, approximately $47,000 of total unrecognized compensation cost related to stock options is expected to be recognized over approximately 1.25 years.

8.           Stockholders' Equity

During the three months ended January 31, 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A Common Shares, or approximately $0.05 per share.

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

9.           Commitments and Contingencies

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

On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of January 31, 2010 and October 31, 2009. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint.

In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management disputes the amount of the claim and has accrued a provision for possible settlement of this dispute in the financial statements as of January 31, 2010 and October 31, 2009. We intend to vigorously defend the case.

Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse, the Company may not be able to continue as a going concern.

10.           Subsequent Events

Subsequent events have been evaluated through March 22, 2010, the date the financial statements were available to be issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects", ”should”, “intends”, “estimates” "continue" and other words of similar meaning.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.  Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary area of focus in 2009 and beyond continues to be products in the medical and security markets with our principal product lines noted below:

1.           Healthcare Market.  ValiMed™ Medication Validation System (MVS) Product Line - Validation of substances, training and quality assurance. This product line, with stand-alone units and ancillary products providing a recurring revenue stream, is installed in a number of hospitals and addresses three problem areas in the healthcare market, human error in the compounding of high risk medications, harmful counterfeit medications and diversion of hospital narcotics.

2.           Security Market.  CDEX ID2™ Product Line – real time detection of specified illegal drugs. This product line contains both hand-held and table top devices that detect trace amounts of specified illegal drugs in virtually real time. Currently, the products detect methamphetamine with cocaine and heroin to be added.

INTELLECTUAL PROPERTY RIGHTS

We rely on non-disclosure agreements, patent, trade secret and copyright laws to protect the intellectual property that we have and plan to develop, but such laws may provide insufficient protection. Moreover, other companies may develop products that are similar or superior to CDEX' or may copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable. Policing unauthorized use of CDEX' proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible to do. In addition, third parties may bring claims of copyright or trademark infringement against CDEX or claim that certain of our processes or features violate a patent, that we have misappropriated their technology or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and/or require CDEX to enter into costly royalty or licensing arrangements to prevent further infringement, any of which could cause a decrease in our profits.  The Company makes business decisions regarding which inventions to patent, and in what countries.

Our competitive position also depends upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009:

	2010	2009

Revenue	$65,546	$157,469
Cost of revenue	15,590	42,567
Selling, general and administrative	217,000	452,142
Research and development	30,199	222,982
Other expense	(114,289)	(142,467)

Net loss	$(311,532)	$(702,689)

REVENUE

Revenue was approximately $66,000 and $157,000 during the three months ended January 31, 2010 and 2009, respectively. The decrease in revenue of $91,000 resulted primarily from fewer installations of ValiMed™ units and lower sales of our ID2 meth scanner product in 2010 partially offset by increases in customer supplies and the initiation of pay per use revenue.

COST OF REVENUE

Cost of revenue was approximately $16,000 and $43,000 during the three months ended January 31, 2010 and 2009, respectively, a decrease of $27,000 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $217,000 during three months ended January 31, 2010, compared with $452,000 during the three months ended January 31, 2009. The decrease of approximately $235,000 (or 52%) resulted from decreases in payroll, non-cash share-based expense and employee benefit programs of $183,000, which reflects the May 2009 staff reduction and decreases in rent and office $14,000, consulting and legal of $6,000, and travel and marketing of $4,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $30,000 during the three months ended January 31, 2010, compared with $223,000 during the three months ended January 31, 2009. This decrease of $193,000 (or 86%) resulted primarily from decreases in payroll and benefits of approximately $179,000 and expenditures for consultants of $27,000, partially offset by an increase in materials of $7,000. The reductions in payroll and benefits, and expenditures for consultants reflect the May 2009 staff reduction as well as the re-allocation of our staff resources to the areas of sales, product servicing, warranty and customer support.

OTHER EXPENSE

Other expense for the three months ended January 31, 2010 was approximately $114,000 compared to $142,000 for the three months ended January 31, 2009.  The reduction in interest expense of approximately $28,000 in the first quarter of 2010 reflects primarily the reduction of the amortization of warrant value associated with the GEMINI debt late in the quarter that includes the interest charge as well as the amortization of the values of the convertible feature and warrant associated with the GEMINI debt.

NET LOSS

The net loss was approximately $312,000 during the three months ended January 31, 2010, compared with a net loss of $703,000 during the three months ended January 31, 2009, due to the foregoing factors.

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

As of January 31, 2010, we had negative working capital of approximately $3,096,460 including $1,882 of cash. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through bank borrowings, equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors and could result our filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that we will succeed in our fund raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had a net decrease in cash and cash equivalents of approximately $5,887 during the three months ended January 31, 2010. During first three months of fiscal 2010, we used $70,837 of cash in operating activities. This amount is comprised primarily of our net loss of $311,532, partially offset by interest expense of $61,761, an increase in our current liabilities of $45,949, a decrease in accounts receivable of $39,030, and the share based compensation expense of $55,199. As part of our total cash use during the first three months of fiscal 2010, we had no investing activities but we did have $64,950 provided from issuance of convertible notes payable.  These notes bear interest from 10% to 12% and have maturities up to two years.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2010 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of January 31, 2010 and October 31, 2009. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint.

In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management disputes the amount of the claim and has accrued a provision for possible settlement of this dispute in the financial statements as of January 31, 2010 and October 31, 2009. We intend to vigorously defend the case.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2010.

CDEX INC.

By:              /s/  Malcolm H. Philips, Jr.
Malcolm H. Philips, Jr.
Chief Executive Officer

By:              /s/  Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance