Form 10-Q
period 2010-04-30
CDEX INC
filed 2010-06-21
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to ____

Commission File Number 000-49845

CDEX INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	52-2336836
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4555 South Palo Verde Road, Suite 123, Tucson, Arizona	85714
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code   520-745 5172

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

On June 10, 2010, 65,239,634 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of April 30, 2010 (unaudited) and October 31, 2009	1

	Condensed Statements of Operations for the three months ended April 30, 2010 and 2009	2

	Condensed Statements of Operations for the six months ended April 30, 2010 and 2009	3

	Condensed Statements of Cash Flow for the three months ended April 30, 2010 and 2009	4

	Condensed Statements of Cash Flow for the six months ended April 30, 2010 and 2009	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	15

Part II OTHER INFORMATION

ITEM 6.	Exhibits	16

Signatures		17

i

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CDEX INC.
CONDENSED BALANCE SHEETS

	April 30, 2010	October 31. 2009
	Unaudited
Assets
Current assets
Cash	$128,469	$7,769
Accounts receivable - net	54,308	72,760
Inventory - net	221,470	270,114
Prepaid expenses	10,000	66,719
Total current assets	414,247	417,362
Property and equipment, net	40,677	45,839
Patents, net	74,738	79,059
Other assets	45,738	38,238
Total assets	$575,400	$580,498

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$845,883	$1,827,547
Notes payable and accrued interest	47,178	1,297,456
Advance payments	55,830	30,177
Total current liabilities	948,891	3,155,180
Notes payable and accrued interest, net of unamortized debt discount	2,092,183	235,203
Total liabilities	3,041,074	3,390,383

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
April 30, 2010 and October 31, 2009	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 65,239,634 outstanding at April 30,
2010 and 64,239,634 outstanding at October 31, 2009	326,202	321,202
Additional paid in capital	27,504,071	26,511,356
Accumulated deficit	(30,295,980)	(29,642,476)
Total stockholders' deficit	(2,465,674)	(2,809,885)
Total liabilities and stockholders' deficit	$575,400	$580,498

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended
	March 30
	2010	2009

Revenue	$64,949	$95,918

Cost of revenue	12,341	16,461

Gross profit	52,608	79,457

Operating Expenses
Selling, general and administrative	212,864	478,950
Research and development	16,220	46,862
Total operating expenses	229,084	525,812

Loss from operations	(176,476)	(446,355)

Other expense
Interest expense	(226,879)	(141,736)

Total other (expense)	(226,879)	(141,736)

Net loss	$(403,355)	$(588,091)

Basic and diluted net loss
per common share:	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	65,239,634	62,936,781

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended
	March 30
	2010	2009

Revenue	$130,495	$253,387

Cost of revenue	27,931	59,028

Gross profit	102,564	194,359

Operating Expenses
Selling, general and administrative	429,864	931,092
Research and development	46,419	269,844
Total operating expenses	476,283	1,200,936

Loss from operations	(373,719)	(1,006,577)

Other (expense)
Interest expense	(341,168)	(284,203)

Total other (expense)	(341,168)	(284,203)

Net loss	$(714,887)	$(1,290,780)

Basic and diluted net loss
per common share:	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	64,822,967	61,297,553

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)
	For the three months ended
	March 30
	2010	2009
Cash Flows from Operating Activities
Net loss	$(403,355)	$(588,091)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	35,087	9,996
Noncash share based compensation	(50,124)	38,390
Adjustment for doubtful accounts	(2,325)	-
Interest expense	251,887	141,738
Negotiated settlements on accounts payable	(31,637)	-
Changes in operating assets and liabilities
Accounts receivable	(18,253)	8,309
Inventory	36,824	(14,338)
Prepaid expenses and other assets	(3,321)	-
Current liabilities	(138,196)	165,265
Net cash used by operating activities	(323,413)	(238,731)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	-	199,999
Proceeds from issuance of convertible notes payable	450,000	35,149

Net cash provided by financing activities	450,000	235,148

Net increase (decrease) in cash	126,587	(3,583)

Cash and cash equivalents, beginning of the period	1,882	5,026

Cash and cash equivalents, end of the period	$128,469	$1,443

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$-	$148,772
Conversion of accounts payable to notes payable	$832,127	$-
Transfer from inventory to fixed assets	$5,652	$15,857
Discount on refinanced notes	$1,004,023	$-

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)
	For the six months ended
	March 30
	2010	2009
Cash Flows from Operating Activities
Net loss	$(714,887)	$(1,290,780)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	42,655	20,003
Noncash share based compensation	5,075	133,979
Adjustment for doubtful accounts	(2,325)	-
Interest expense	313,648	284,203
Negotiated settlements on accounts payable	(31,637)	-
Changes in operating assets and liabilities
Accounts receivable	20,777	137,098
Inventory	42,992	(18,142)
Prepaid expenses and other assets	21,699	-
Current liabilities	(92,247)	310,760
Net cash used by operating activities	(394,250)	(422,879)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	-	250,000
Proceeds from issuance of convertible notes payable	514,950	147,949

Net cash provided by financing activities	514,950	397,949

Net increase (decrease) in cash	120,700	(24,930)

Cash and cash equivalents, beginning of the period	7,769	26,373

Cash and cash equivalents, end of the period	$128,469	$1,443

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$50,000	$209,498
Conversion of accounts payable to notes payable	$832,127	$-
Transfer from inventory to fixed assets	$5,652	$15,857
Discount on refinanced notes	$1,004,023	$-

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of April 30, 2010 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended April 30, 2010, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which amends ASU Topic 855, "Subsequent Events." The amendments to ASC Topic 855 does not change existing requirements to evaluate subsequent events, but: (i) defines a "SEC Filer," which we are; (ii) removes the definition of a "Public Entity"; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

2.             Accounts Receivable - Net

Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at April 30, 2010 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

Our accounts receivables consisted of the following:

	April 30, 2010	October 31, 2009

Accounts receivable	$57,118	$106,860

Less: Allowance for doubtful accounts	2,810	34,100

Net accounts receivable	$54,308	$72,760

2.            Inventory - Net

Our inventories consisted of the following:

	April 30, 2010	October 31, 2009

Raw materials	$120,350	$152,586

Finished goods	109,958	126,366
Subtotal	230,308	278,952
Obsolescence reserve	(8,838)	(8,838)

Total inventory	$221,470	$270,114

3.            Property and equipment, net

Our property and equipment consisted of the following:

	April 30, 2010	October 31, 2009

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	665,353	659,700
Leased equipment	63,101	63,101

Total	731,385	725,732

Less accumulated depreciation	(690,708)	(679,893)

Net property and equipment	$40,677	$45,839

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

4.            Patents, net

Our patents consisted of the following:

	April 30, 2010	October 31, 2009

Patents	$100,000	$100,000

Less accumulated amortization	(25,262)	(20,941)

Net patents	$74,738	$79,059

5.            Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2010	October 31, 2009
Legal fees	$27,801	$581,777
Deferred compensation	589,259	589,259
Accounts payable and accrued expenses	225,543	384,473
Accrued payable to a distributor	3,280	272,038

	$845,883	$1,827,547

6.             Notes Payable

During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by our CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. We accounted for this as a debt extinguishment. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion consisting of $200,000 from an entity controlled by our former CEO and $250,000 from two other investors, for which the Company issued notes similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by our former CEO were consolidated and converted into a new convertible note similar to that issued to Gemini.

During March 2010, the Company, as a part of the February restructuring, $200,695, $15,462 and $10,000 principal and accrued interest of existing Convertible Notes Payables held by three investors, two directors and an entity controlled by our former CEO, respectively, were converted into new notes similar to that issued to Gemini. Also during March 2010, $832,126 of accounts payable balances were converted into new notes similar to that issued to Gemini.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

7.             Share-Based Compensation

For the three months ended April 30, 2010, share-based compensation expense was approximately negative $22,616 primarily due to a portion of performance options that did not vest because the milestone was not met and therefore expired.  For the three months ended April 30, 2009, share-based compensation expense totaled approximately $38,389.  For the six months ended April 30, 2010 and 2009, share-based compensation expense totaled $5,075 and $133,979, respectively. There were no related income tax benefits recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended April 30, 2010, we granted an option for 50,000 shares to an employee. This option contains an exercise price equal to the market value of our common stock on the date of grant and vests 50% six months and twelve months from issuance. Additionally, during the three months ended April 30, 2010, we granted an option for 360,000 to our CEO. This option contains an exercise price equal to the market value of our common stock on the date of grant and vests 1/12 each month for the following twelve months. The options granted in the second quarter of 2010 have a weighted average exercise price of $0.09 per share. Total expired options for the quarter was 490,000 options all of which had a weighted average exercise price of $0.09.

During the three months ended April 30, 2009, we granted options for 400,000 shares to non-employee consultants and options for 30,000 to employees. These granted options contain exercise prices equal to the market value of our common stock on the date of grant. Of the 430,000 granted, 230,000 vest 50% six months and twelve months from issuance, 150,000 vest 25% every six months, and the remaining 50,000 vested immediately. The options granted in the second quarter of 2009 have a weighted average exercise price of $0.10 per share. Total cancelled/forfeited options for the quarter was 440,000 options all of which had a weighted average exercise price of $0.20.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. For options granted in fiscal year 2010 and 2009, we use the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the three months ended April 30,
	2010	2009
Weighted average grant date fair value	$0.05	$0.02
Expected volatility	75%	75%
Expected dividends	0%	0%
Expected term (years)	1.75 - 4.79	1.5 - 3.25
Risk free rate	1.07% - 2.54%	0.94% - 1.51%

As of April 30, 2010, approximately $23,331 of total unrecognized compensation cost related to stock options is expected to be recognized over approximately 1 year.

8.            Stockholders' Equity

During the three months ended April 30, 2010, there were no transactions involving stock of the Company.

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

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

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

On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of April 30, 2010 and October 31, 2009. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint. In May 2010, the Company received a notice from the office of the Attorney General of Arizona that the case has been dismissed.

In August 2009, four former employees and one former contractor filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and other issues. Management has accrued a provision for possible settlement of this dispute in the financial statements as of April 30, 2010 and October 31, 2009. A decision was issued by the Arbitrator which the Company received on June 11, 2010. The decision awarded the former employees and contractor three times their deferred wages, plus attorney fees, totaling approximately $270,000. In addition, a piece of equipment was ruled to be owned by and should be returned to the former contractor. The Company disagrees with this decision and is considering all options, including appeal.

Due to the lack of liquidity, the Company is in arrears on a number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts, however, we have received a demand letter from one of our creditors. We expect to communicate with the creditor presently. However, should any of these other creditors pursue recourse, the Company may not be able to continue as a going concern.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects", ”should”, “intends”, “estimates” "continue" and other words of similar meaning.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.  Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary area of focus in 2010 and beyond continues to be products in the medical and security markets with our principal product lines noted below:

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009:

	2010	2009

Revenue	$64,949	$95,918
Cost of revenue	12,341	16,461
Selling, general and administrative	212,864	478,950
Research and development	16,220	46,862
Other expense	(226,879)	(141,736)

Net loss	$(403,355)	$(588,091)

REVENUE

Revenue was approximately $65,000 and $96,000 during the three months ended April 30, 2010 and 2009, respectively. The decrease in revenue of $31,000 resulted primarily from lower sales of our ID2 meth scanner product in 2010, fewer installations of ValiMed™ units in 2010 partially offset by increases in pay per use revenue, installation and training revenue and customer supplies.

COST OF REVENUE

Cost of revenue was approximately $12,000 and $16,000 during the three months ended April 30, 2010 and 2009, respectively, a decrease of $4,000 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $213,000 during three months ended April 30, 2010, compared with $479,000 during the three months ended April 30, 2009. The decrease of approximately $266,000 resulted from decreases in payroll, non-cash share-based expense and employee benefit programs of $230,000, which reflects the May 2009 staff reduction and decreases in rent and office $9,000, offset by increases in consulting and legal of $14,000 and travel and marketing of $3,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $16,000 during the three months ended April 30, 2010, compared with $47,000 during the three months ended April 30, 2009. This decrease of $31,000 resulted primarily from decreases in payroll and benefits of approximately $17,000 and expenditures for consultants of $17,000. The reductions in payroll and benefits, and expenditures for consultants reflect the May 2009 staff reduction as well as the re-allocation of our staff resources to the areas of sales, product servicing, warranty and customer support.

OTHER EXPENSE

Other expense for the three months ended April 30, 2010 was approximately $227,000 compared to $142,000 for the three months ended April 30, 2009.  The increase in interest expense of approximately $85,000 in the first quarter of 2010 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt in the quarter.

NET LOSS

The net loss was approximately $403,000 during the three months ended April 30, 2010, compared with a net loss of $588,000 during the three months ended April 30, 2009, due to the foregoing factors.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009:

	2010	2009

Revenue	$130,495	$253,387
Cost of revenue	27,931	59,028
Selling, general and administrative	429,864	931,092
Research and development	46,419	269,844
Interest income	(341,168)	(284,203)

Net loss	$(714,887)	$(1,290,780)

REVENUE

Revenue was approximately $130,000 and $253,000 during the six months ended April 30, 2010 and 2009, respectively. The decrease in revenue of $123,000 resulted primarily from fewer installations of ValiMed™ units and lower sales of our ID2 meth scanner product in 2010 partially offset by increases in pay per use revenue, customer supplies and maintenance income.

COST OF REVENUE

Cost of revenue was approximately $27,000 and $59,000 during the six months ended April 30, 2010 and 2009, respectively, a decrease of $31,000 reflecting a decrease in cost of revenue during the period in line with the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $430,000 during six months ended April 30, 2010, compared with $931,000 during the six months ended April 30, 2009. The decrease of approximately $501,000 resulted from decreases in payroll, non-cash share-based expense and employee benefit programs of $407,000, which reflects the May 2009 staff reduction and decreases in rent and office $25,000 and consulting and legal of $22,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $46,000 during the six months ended April 30, 2010, compared with $270,000 during the six months ended April 30, 2009. This decrease of $223,000 resulted primarily from decreases in payroll and benefits of approximately $203,000 and expenditures for legal and consulting of $44,000, partially offset by an increase in materials of $18,000. The reductions in payroll and benefits, and expenditures for consultants reflect the May 2009 staff reduction as well as the re-allocation of our staff resources to the areas of sales, product servicing, warranty and customer support.

OTHER EXPENSE

Other expense for the six months ended April 30, 2010 was approximately $341,000 compared to $284,000 for the six months ended April 30, 2009.  The increase in interest expense of approximately $57,000 in the first six months of 2010 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt.

NET LOSS

The net loss was approximately $715,000 during the six months ended April 30, 2010, compared with a net loss of $1,291,000 during the six months ended April 30, 2009, due to the foregoing factors.

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

As of April 30, 2010, we had negative working capital of approximately $2,465,674 including $128,469 of cash. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through bank borrowings, equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors and could result our filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that we will succeed in our fund raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by our CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. We accounted for this as a debt extinguishment. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion consisting of $200,000 from an entity controlled by our former CEO and $250,000 from two other investors, for which the Company issued notes similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by our former CEO were consolidated and converted into a new convertible note similar to that issued to Gemini.

During March 2010, the Company, as a part of the February restructuring, $200,695, $15,462 and $10,000 principal and accrued interest of existing Convertible Notes Payables held by three investors, two directors and an entity controlled by our former CEO, respectively, were converted into new notes similar to that issued to Gemini. Also during March 2010, $832,126 of accounts payable balances were converted into new notes similar to that issued to Gemini.

We had a net increase in cash and cash equivalents of approximately $120,700 during the six months ended April 30, 2010. During first six months of fiscal 2010, we used $394,250 of cash in operating activities. This amount is comprised primarily of our net loss of $714,887, a decrease of our current liabilities of $92,247 and our negotiated settlements on accounts payable of $31,637 offset by interest expense of $313,648, a reduction of inventory of $42,992, depreciation and amortization of $42,655, a decrease in prepaid expenses and other assets of $21,699 and a decrease in accounts receivable of $20,777. As part of our total cash use during the first six months of fiscal 2010, we had no investing activities but we did have $514,950 provided from issuance of convertible notes payable.  These notes bear interest from 10% to 12% and have maturities up to two years.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2010 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2010.

CDEX INC.

By:              /s/  Donald W. Strickland
Donald W. Strickland
Chief Executive Officer

By:              /s/  Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance