Form 10-Q
period 2010-07-31
CDEX INC
filed 2010-09-14
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010

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

On September 7, 2010, 65,239,634 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009	1

Condensed Statements of Operations for the three months ended July 31, 2010 and 2009	2

Condensed Statements of Operations for the nine months ended July 31, 2010 and 2009	3

Condensed Statements of Cash Flow for the three months ended July 31, 2010 and 2009	4

Condensed Statements of Cash Flow for the nine months ended July 31, 2010 and 2009	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T. Controls and Procedures	14

Part II OTHER INFORMATION

ITEM 6. Exhibits	16

Signatures	17

i

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements
CDEX INC.
CONDENSED BALANCE SHEETS

	July 31, 2010	October 31. 2009
	Unaudited
Assets
Current assets
Cash	$60,178	$7,769
Accounts receivable - net	40,993	72,760
Inventory - net	221,689	270,114
Prepaid expenses	12,923	66,719
Total current assets	335,783	417,362
Property and equipment, net	39,234	45,839
Patents, net	72,578	79,059
Other assets	43,238	38,238
Total assets	$490,833	$580,498

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$1,064,533	$1,827,547
Notes payable and accrued interest	48,395	1,297,456
Advance payments	52,524	30,177

Total current liabilities	1,165,452	3,155,180
Notes payable and accrued interest, net of unamortized debt discount	2,278,164	235,203

Total liabilities	3,443,616	3,390,383

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
July 31, 2010 and October 31, 2009	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 65,239,634 outstanding at July 31,
2010 and 64,239,634 outstanding at October 31, 2009	326,202	321,202
Additional paid in capital	27,615,659	26,511,356
Accumulated deficit	(30,894,677)	(29,642,476)
Total stockholders' deficit	(2,952,783)	(2,809,885)
Total liabilities and stockholders' deficit	$490,833	$580,498

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	July 31
	2010	2009

Revenue	$202,381	$44,388

Cost of revenue	16,668	12,910

Gross profit	185,713	31,478

Operating Expenses
Selling, general and administrative	508,683	229,891
Research and development	24,647	29,110
Total operating expenses	533,330	259,001

Loss from operations	(347,617)	(227,523)

Other expense
Interest expense	(189,697)	(165,441)

Total other (expense)	(189,697)	(165,441)

Net loss	$(537,314)	$(392,964)

Basic and diluted net loss
per common share:	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	65,239,634	64,209,634

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended
	July 31
	2010	2009

Revenue	$332,876	$297,775

Cost of revenue	44,599	71,938

Gross profit	288,277	225,837

Operating Expenses
Selling, general and administrative	938,547	1,160,983
Research and development	71,066	298,954
Total operating expenses	1,009,613	1,459,937

Loss from operations	(721,336)	(1,234,100)

Other (expense)
Interest expense	(530,865)	(449,644)

Total other (expense)	(530,865)	(449,644)

Net loss	$(1,252,201)	$(1,683,744)

Basic and diluted net loss
per common share:	$(0.02)	$(0.03)

Basic and diluted weighted average
common shares outstanding	64,961,856	62,268,246

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended
	July 31
	2010	2009
Cash Flows from Operating Activities
Net loss	$(537,314)	$(392,964)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	10,351	11,678
Noncash share based compensation	50,205	(13,568)
Adjustment for doubtful accounts	9,200	32,081
Interest expense	187,198	165,441
Changes in operating assets and liabilities
Accounts receivable	4,115	16,690
Inventory	(4,467)	6,893
Prepaid expenses and other assets	(2,923)	-
Current liabilities	215,344	89,263
Net cash used by operating activities	(68,291)	(84,486)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	-	105,601

Net cash provided by financing activities	-	105,601

Net increase (decrease) in cash	(68,291)	21,115

Cash and cash equivalents, beginning of the period	128,469	1,443

Cash and cash equivalents, end of the period	$60,178	$22,558

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
Conversion of accounts payable to notes payable	$832,127	$-
Transfer from inventory to fixed assets	$4,248	$-
Discount on refinanced notes	$1,004,023	$-

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the nine months ended
	July 31
	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,252,201)	$(1,683,744)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	53,006	31,681
Noncash share based compensation	55,280	120,411
Adjustment for doubtful accounts	6,875	32,081
Interest expense	500,846	449,644
Negotiated settlements on accounts payable	(31,637)	-
Changes in operating assets and liabilities
Accounts receivable	24,892	153,788
Inventory	38,525	(11,249)
Prepaid expenses and other assets	18,776	-
Current liabilities	123,097	400,023
Net cash used by operating activities	(462,541)	(507,365)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock and warrants	-	250,000
Proceeds from issuance of convertible notes payable	514,950	253,550

Net cash provided by financing activities	514,950	503,550

Net increase (decrease) in cash	52,409	(3,815)

Cash and cash equivalents, beginning of the period	7,769	26,373

Cash and cash equivalents, end of the period	$60,178	$22,558

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$50,000	$209,498
Conversion of accounts payable to notes payable	$832,127	$-
Transfer from inventory to fixed assets	$9,900	$15,857
Discount on refinanced notes	$1,004,023	$-

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of July 31, 2010 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended July 31, 2010, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-12, "Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts" ("ASU 2010-12"), which clarifies the effect, if any, that the different signing dates of the Patient Protection and Affordable Care Act (signed March 23, 2010) and the Health Care and Education Reconciliation Act of 2010 (signed March 30, 2010).  ASU 2010-12 was effective for us upon issuance.  The adoption of the standard is not expected to have a significant impact on the company’s financial statements.

The FASB has issued ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”.  ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 will be effective for us beginning February 2011.  The adoption of the standard is not expected to have a significant impact on the company’s financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)

2.             Accounts Receivable - Net

Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at July 31, 2010 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

Our accounts receivables consisted of the following:

	July 31, 2010	October 31, 2009

Accounts receivable	$53,003	$106,860

Less: Allowance for doubtful accounts	12,010	34,100

Net accounts receivable	$40,993	$72,760

2.             Inventory - Net

Our inventories consisted of the following:

	July 31, 2010	October 31, 2009

Raw materials	$124,815	$152,586

Finished goods	105,712	126,366
Subtotal	230,527	278,952
Obsolescence reserve	(8,838)	(8,838)

Total inventory	$221,689	$270,114

3.             Property and equipment, net

Our property and equipment consisted of the following:

	July 31, 2010	October 31, 2009

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	665,353	659,700
Leased equipment	67,348	63,101

Total	735,632	725,732

Less accumulated depreciation	(696,398)	(679,893)

Net property and equipment	$39,234	$45,839

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)

4.             Patents, net

Our patents consisted of the following:

	July 31, 2010	October 31, 2009

Patents	$100,000	$100,000

Less accumulated amortization	(27,422)	(20,941)

Net patents	$72,578	$79,059

5.             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 31, 2010	October 31, 2009
Legal fees	$27,801	$581,777
Deferred compensation	589,259	589,259
Accounts payable and accrued expenses	440,913	384,473
Accrued payable to a distributor	6,560	272,038

	$1,064,533	$1,827,547

6.             Notes Payable

There was no reportable note activity during the three months ended July 31, 2010. However, in August and September 2010, employees and former employees who are owed approximately $470,000 of deferred compensation, out of a total owed of $589,000, agreed to have their balances rolled into convertible notes payables similar to that issued to Gemini. This total includes $267,000 owed to Malcolm Philips, our former CEO, and $28,000 owed to our CFO.  The notes will bear interest at 10% and will be convertible into Class A common stock at the rate of $0.08 per share. The notes mature on February 1, 2012, but have accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.

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

7.             Share-Based Compensation

For the three months ended July 31, 2010, share-based compensation expense was approximately $50,000. Of this, $38,000 was primarily due incremental fair values of options to employees, active consultants and to directors whose exercise price was modified to a more current price of $0.05 a share and the lives of the options were redefined as ten years from date of grant for employees and five years from date of grant for active consultants and directors.  For the three months ended July 31, 2009, share-based compensation expense reflected a net reversal of expenses of approximately $14,000.  The net reversal of expense is primarily the result of reversing previously recognized expenses on unvested options of those individuals included in the May 2009 staff reduction.  For the nine months ended July 31, 2010 and 2009, share-based compensation expense totaled $55,000 and $120,000, respectively.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)

There were no related income tax benefits recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended July 31, 2010, we granted option for 800,000 shares to employees and a consultant. All options granted contain exercise prices equal to the market value of our common stock on the dates of grant. The option to the consultant for 250,000 shares vested on grant date and has a five-year term.  Of the remaining 550,000 options granted, 250,000 were granted to our President and 100,000 were granted to our CFO. Both options have a ten-year term and vest 50% upon grant and 50% over the 13th to 24th months. Options to other employees totaled 200,000 shares and predominately vested 50% upon grant and 50% over the 13th to 24th months with terms ranging from two to ten years. The options granted in the third quarter of 2010 have a weighted average exercise price of $0.05 per share. A total of 1,358,000 options were cancelled or expired in the quarter with a weighted average exercise price of approximately $0.12. The large number of expired options is primarily due to performance options that did not vest because the performance milestone was not met in that the Company did not have positive operating cash flows for two quarters, and the options therefore expired.

During the three months ended July 31, 2009, we granted 1,100,000 shares underlying stock options to employees.  All of these granted options represent performance options which were originally issued in the fourth quarter of 2008 and modified with new terms in the third quarter of 2009. The performance options were issued pursuant to an employee option incentive program covering all employees, based on company performance.  For this modification, 40% of the performance options would vest when the Company has positive cash flow from operations for one fiscal quarter and the remaining 60% of the performance options would vest when the company has positive operating cash flow for two quarters. If the Company does not accomplish both milestones by July 31, 2010, any unvested part of the bonus options will lapse. These granted options contain exercise prices equal to the market value of our common stock on the date of the modification. The options granted in the third quarter of 2009 have a weighted average exercise price of $0.09 per share.  Total cancelled/forfeited options for the quarter was approximately 2,000,000 which includes 800,000 of the modified options mentioned above and 1,200,000 additional options, all of which had a weighted average exercise price of $0.13.

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

	For the three months ended July 31,
	2010	2009
Weighted average grant date fair value	$0.09	$0.08
Expected volatility	75%	75%
Expected dividends	0%	0%
Expected term (years)	1 - 5.75	1 - 3.25
Risk free rate	0.03% - 3.14%	0.51% - 4.19%

As of July 31, 2010, approximately $35,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of .47 years.

8.             Stockholders' Equity

During the three months ended July 31, 2010 and 2009, there were no transactions involving stock of the Company.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2010
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

On July 20, 2009, a former employee filed a complaint with the Attorney General of Arizona that CDEX discriminated against that employee because he did not attend a bible study held by some employees. As no amount of potential loss is both probable and estimable, no accrual has been made in the financial statements as of July 31, 2010 and October 31, 2009. In the opinion of management, this claim is without merit and the Company will be successful in its defense of this complaint. In May 2010, the Company received a notice from the office of the Attorney General of Arizona that the case has been dismissed.

In August 2009, four former employees and one former contractor (“Claimants”) filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and to the ownership of certain equipment. Management has accrued a provision for possible settlement of this dispute in the financial statements as of July 31, 2010 and October 31, 2009. A decision was issued by the Arbitrator which the Company received on June 11, 2010. The decision awarded the Claimants three times their deferred wages, plus attorney fees, totaling approximately $270,000. In September 2010, the Company settled with the Claimants where approximately $50,000 of the judgment was converted into two-year non-interest bearing notes, with monthly payouts, and where approximately $190,000 of the judgment was converted into 10% convertible notes due February 2012 similar to the Gemini note from the February Financing. Additionally, the Claimants’ attorney costs and fees were paid and the disputed equipment was returned.

Due to the lack of liquidity, the Company is in arrears on a number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts; however, we have received a demand letter from one of our creditors. Should any of these other creditors pursue recourse; the Company may not be able to continue as a going concern.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings.

10.           Subsequent Events

On August 30, 2010, the we entered into an Exclusive Distribution Agreement (“Agreement”) effective August 20, 2010, with a number of signatories including PEMCO, LLC and Messrs. Peter Maina, Thomas Payne (a Director of the Company), Robert Stewart, and Scott Newby (“the “Signatories”). The Agreement grants an exclusive United States distribution rights for all products developed by CDEX for application in the field of Oncology. The term of the Agreement is five (5) years from the Effective Date of the Agreement. We are opening the financing tranche for $1.5 million, of which we have received $335,000, we will continue to raise money under this agreement. The Agreement grants the Signatories detachable three-year warrants for a total of 670,000 shares at an exercise price of $0.25.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009:

	2010	2009

Revenue	$202,381	$44,388
Cost of revenue	16,668	12,910
Selling, general and administrative	508,683	229,891
Research and development	24,647	29,110
Other expense	(189,697)	(165,441)

Net loss	$(537,314)	$(392,964)

REVENUE

Revenue was approximately $202,000 and $44,000 during the three months ended July 31, 2010 and 2009, respectively. The increase in revenue of $158,000 resulted primarily from a greater number of installations of ValiMed™ units and signatures in 2010 and increases in pay per use revenue, and maintenance.

COST OF REVENUE

Cost of revenue was approximately $17,000 and $13,000 during the three months ended July 31, 2010 and 2009, respectively, an increase of $4,000 which is net of a $13,000 inventory adjustment and, overall, reflects a lower cost of sales rate on our signature, pay per use and maintenance revenue lines.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $509,000 during three months ended July 31, 2010, compared with $230,000 during the three months ended July 31, 2009. The increase of approximately $279,000 resulted from increases in consulting and legal of $195,000 which includes the accrual for the judgment against the Company and payroll, non-cash share-based expense and employee benefit programs of $98,000 and travel and marketing of $13,000, offset by a decrease in bad debt expense of $23,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $25,000 during the three months ended July 31, 2010, compared with $29,000 during the three months ended July 31, 2009, a $4,000 reduction.

OTHER EXPENSE

Other expense for the three months ended July 31, 2010 was approximately $190,000 compared to $165,000 for the three months ended July 31, 2009.  The increase in interest expense of approximately $25,000 in the first quarter of 2010 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt in the quarter.

NET LOSS

The net loss was approximately $537,000 during the three months ended July 31, 2010, compared with a net loss of $393,000 during the three months ended July 31, 2009, due to the foregoing factors.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009:

	2010	2009

Revenue	$332,876	$297,775
Cost of revenue	44,599	71,938
Selling, general and administrative	938,547	1,160,983
Research and development	71,066	298,954
Other expense	(530,865)	(449,644)

Net loss	$(1,252,201)	$(1,683,744)

REVENUE

Revenue was approximately $332,000 and $298,000 during the nine months ended July 31, 2010 and 2009, respectively. The increase in revenue of $35,000 resulted primarily from higher pay per use revenue, installation and training revenue, maintenance income and customer supplies offset by lower sales of our ID2 meth scanner product in 2010.

COST OF REVENUE

Cost of revenue was approximately $45,000 and $72,000 during the nine months ended July 31, 2010 and 2009, respectively, a decrease of $27,000 which includes a $13,000 inventory adjustment and reflects a significantly lower cost of sales rate from our pay per use and installation and training revenue lines.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $939,000 during nine months ended July 31, 2010, compared with $1,161,000 during the nine months ended July 31, 2009. The decrease of approximately $222,000 resulted from decreases in payroll, non-cash share-based expense and employee benefit programs of $309,000, which reflects the May 2009 staff reduction and decreases in general expenses of $71,000, and rent and office of $22,000, offset by increases in consulting and legal of $169,000 which includes the accrual for the judgment against the Company.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $71,000 during the nine months ended July 31, 2010, compared with $299,000 during the nine months ended July 31, 2009. This decrease of $228,000 resulted primarily from decreases in payroll and benefits of approximately $203,000 and expenditures for legal and consulting of $43,000, partially offset by an increase in materials of $18,000. The reductions in payroll and benefits, and expenditures for consultants reflect the May 2009 staff reduction as well as the re-allocation of our staff resources to the areas of sales, product servicing, warranty and customer support.

OTHER EXPENSE

Other expense for the nine months ended July 31, 2010 was approximately $531,000 compared to $450,000 for the nine months ended July 31, 2009.  The increase in interest expense of approximately $57,000 in the first nine months of 2010 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt.

NET LOSS

The net loss was approximately $1,252,000 during the nine months ended July 31, 2010, compared with a net loss of $1,684,000 during the nine months ended July 31, 2009, due to the foregoing factors.

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

As of July 31, 2010, we had negative working capital of approximately $2,953,000 including $60,000 of cash. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through bank borrowings, equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors and could result our filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that we will succeed in our fund raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We had a net increase in cash and cash equivalents of approximately $63,000 during the nine months ended July 31, 2010. During first nine months of fiscal 2010, we used $460,000 of cash in operating activities. This amount is comprised primarily of our net loss of $1,252,000 and our negotiated settlements on accounts payable of $32,000 offset by interest expense of $501,000, an increase of our current liabilities of $123,000, non-cash share based compensation expense of $55,000, depreciation and amortization of $53,000, reduction of inventory of $40,000, a decrease in accounts receivable of $25,000 and a decrease in prepaid expenses and other assets of $19,000. As part of our total cash use during the first nine months of fiscal 2010, we had no investing activities but we did have $515,000 provided from issuance of convertible notes payable.  These notes bear interest from 10% to 12% and have maturities up to two years.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2010, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2010 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2010.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance