Form 10-K
period 2010-10-31
CDEX INC
filed 2011-01-31
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2010

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
Class A Common stock, $.005 par value per share.
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A common stock held by non-affiliates was approximately $3,707,000 on April 30, 2010 (the last day of the registrant’s most recently completed second quarter) based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of Common Shares of the Registrant outstanding as of January 19, 2011 was 67,698,165.

DOCUMENTS INCORPORATED BY REFERENCE – None

CDEX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2010

i

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

ITEM 1. BUSINESS

General

CDEX Inc. (“CDEX,” “we,” “us,” “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is currently being traded on the OTCBB under the symbol "CEXI.OB." Our long term strategic plans focus on applying our patented and patents pending chemical detection technologies to develop products in various markets including the healthcare, security and brand protection markets, as addressed below:

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
ValiMed™ Medication Validation System (MVS) Product Line - Validation of substances, training and quality assurance. This product line, with stand-alone units and ancillary products providing a recurring revenue stream, is installed in a number of hospitals and addresses three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications and soon to address multi compounded cocktails, such as total parenteral nutrition and Oncology admixtures, through the fourth generation of the ValiMed device which will be call the G4. (ii) harmful counterfeit medications; and (iii) diversion of hospital narcotics.

2.	Security Market.
CDEX ID2™ Product Line – real time detection of specified illegal drugs. This product line currently comprises two instruments. Both of the devices are hand held models that detect methamphetamine. The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection and remediation industries, as well as housing authorities and the hotel industry. The Pocket ID2 is a pocket sized hand held device that currently detects visible and prosecutable quantities of methamphetamine, with other drugs such as cocaine, heroin, OxyContin and Ecstasy expected to come in the near future.  We are currently in the early stages of applying the ValiMed technology to a table top device that is expected to be portable and able to detect trace amounts of specified illegal drugs and explosives in virtually real time.  The products mentioned above will most likely be of interest by all areas of law enforcement, such as police and sheriff departments, U.S. border patrol, port authorities, the TSA, the FBI, all of the U.S. Military, and many other agencies.

2010 Year in Review

This past year at CDEX saw many changes. We were able to bring back our chief scientist Dr. Wade Poteet, Carey Starzinger our software engineer, and Jim Ryles our hardware engineer. We also significantly trimmed our workforce as well as our recurring monthly expenses.  During this time, we also experienced significant turnover in the Board of Directors and management of the Company. With these changes we were able obtain new operating capital, increase and improve our products, bring a renewed interest from our existing clients, as well as a significant increase in new prospects for all divisions. We were able to add a new distributor for our ID2 product line, and we are negotiating with other domestic and international distributors as well.

Research and Development (“R&D”)

R&D efforts were primarily directed towards continued refining and expansion of the ValiMed MVS.  With the rollout of the next generation of our ValiMed product that we are calling the G4 and our ID2 product line with the enhanced ability to calibrate the Meth Scanner to detect specific levels of methamphetamine according to each individual State standard, and the creation of the Pocket ID2 for law enforcement.  R&D costs were $109,952 for fiscal 2010 compared to $310,499 for fiscal 2009.

We have historically outsourced certain engineering and manufacturing tasks while retaining control of critical technology and will continue this practice. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time, which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings and survey documents; (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials or fix price basis, all as set forth in the statement of work pertaining to the particular services.

Industry and Competition

(i) Healthcare

Healthcare spending is fueled in some measure by an aging population and increasing cost of healthcare technology. The past year saw a draw-down in the capital and a tightening of the operating budgets of hospitals, due in part to the recent global economic downturn and the uncertainty of health care reform legislation.  However, we do not expect an overall change in the mega trend of increasing needs for health care products.  There are multiple drivers of demand for the Company's ValiMed products. Medication errors are a major problem in the global healthcare market and we expect resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events (Institute Of Medicine Report “To Err Is Human”). A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations.  Finally, the University of Michigan conducted a study of the ValiMed unit and determined that even though they knew that high risk compounded medications would be checked through the ValiMed system, five major compounding errors were made in an 18 month time period that would have gone undetected had not the ValiMed system been in place.  In addition, impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2): 133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications.  Lastly, USP 797 regulations have been instituted to promote quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation, with adoption of a new zero tolerance policy for human error. Historically, pharmacists have performed a visual examination of the end product for accuracy. Based on the number of errors reported, this practice is not effective.

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

As the Company’s domestic markets related to ValiMed expand, we will focus more on international markets.  We have established an international presence in Europe and the Middle East and have also received unsolicited contacts by prospective partners from a number of other international areas, including Taiwan, Vietnam, Korea, Malaysia, Japan, Australia and China based on information on our website www.cdex-inc.com. These contacts were primarily interested in explosive and drug detection, ValiMed and the technology's potential use in the brand protection industry. These contacts may never result in revenue or relationships that will benefit CDEX. CDEX has not applied for licenses or permits to do business directly in any foreign country. CDEX has obtained TUV certification for its ValiMed product with Elliott Labs in Fremont, California. TUV tests and certifies that products meet electrical safety standards and electromagnetic interference and compatibility (EMI/EMC) standards. TUV tests and certifies to UL standards for the U.S. market and CE standards for the European Union market.

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

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

We believe that these reporting obligations will increase our annual legal and accounting costs.

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

Cost of Compliance with Environmental Laws

At this time our business activities are not subject to any environmental laws or governmental regulation nor do we anticipate that our future business activities will subject us to any environmental compliance regulations.

Employees

At January 19, 2011, the Company had six full time employees and contractors.

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

We have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2010 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGMENE AND THE COMPANY.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between the Company’s management’s personal pecuniary interest and their fiduciary duty to our stockholders.

WE DO NOT HAVE LONG-TERM AGREEMENTS WITH MANUFACTURERE AND SUPPIERS.

We presently order our components that make up our products on a purchase order basis from manufacturers and suppliers, and we do not have long-term manufacturing agreements with any of them. The absence of long-term agreements means that, with little or no notice, our manufacturers and suppliers could refuse to manufacture some or all of our product components, reduce the number of units that they will manufacture or change the terms under which they manufacture. If our manufacturers and suppliers stop manufacturing, we may be unable to find alternative manufacturers or suppliers on a timely or cost-effective basis, if at all, which would harm our operating results. In addition, if any of our manufacturers or suppliers changes the terms under which they manufacture for us, our costs could increase and our profitability would suffer.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control: variations in our quarterly operating results; changes in financial estimates of our revenues and operating results by securities analysts; changes in market valuations; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of our common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; commencement of or involvement in litigation.

IF WE ARE SUBJECT TO SC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMN STOCK COULD BE ADVERSELY AFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock will be classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

RECENT LEGISLATION ADDRESSING CORPORATE AND AUDITING SCANDALS MAY RESULT IN INCREASED COSTS OF COMPLIANCE.

An immediate and specific risk relates to the our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act the failure of which could lead to loss of investor confidence in our reported financial information. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   In order to achieve compliance with Section 404 of the Act, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

LACK OF KEY MAN INSURANCE

The Company carries no key-man insurance. In the event that any of the Company's senior executive officers departed the Company or passed away, the Company may not have the available funds to attract an individual of similar experience. The Company is considering obtaining key-man insurance once it has sufficient funds to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2010 is approximately $2,600. Total rent expense was approximately $32,000 and $49,000 for the years ended October 31, 2010 and 2009, respectively.

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

In August 2009, four former employees and one former contractor (“Claimants”) filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and to the ownership of certain equipment. Management has accrued a provision for possible settlement of this dispute in the financial statements as of July 31, 2010 and October 31, 2009. A decision was issued by the Arbitrator which the Company received on June 11, 2010. The decision awarded the Claimants three times their deferred wages, plus attorney fees, totaling approximately $270,000. In September 2010, the Company settled with the Claimants where approximately $50,000 of the judgment was converted into two-year non-interest bearing notes, with monthly payouts, and where approximately $190,000 of the judgment was converted into 10% convertible notes due February 2012 convertible at $0.08 a share which is similar to the Gemini note from the February Financing. Additionally, the Claimants’ attorney costs and fees were paid and the disputed equipment was returned.

Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse, the Company may not be able to continue as a going concern.

Subsequent to the period covered by this report, we received a claim of default from Hogan and Hartson. We are in discussion with Hogan and Hartson and they have taken no further action.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is normally traded on the OTCBB under the symbol "CEXI.OB." Our shares are thinly traded with low average daily volume. This coupled with a limited number of market makers impairs the liquidity of our common stock, not only in the number of shares of common stock that can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock or to obtain a desired price.

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

If CDEX is unable to maintain NASD registered broker/dealers as market makers, the liquidity of our common stock could be impaired, not only in the number of shares of common stock that could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. Furthermore, a lack of market makers could result in CDEX shareholders being unable to buy or sell shares of our common stock on any secondary market. We may be unable to maintain such market makers.

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB for each of our last two fiscal years:

	High	Low
Fiscal Year Ended October 31, 20010
First quarter	$0.19	$0.05
Second quarter	0.09	0.05
Third quarter	0.08	0.04
Fourth quarter	0.09	0.03
Fiscal Year Ended October 31, 2009:
First quarter	$0.19	$0.06
Second quarter	0.24	0.07
Third quarter	0.15	0.05
Fourth quarter	0.10	0.04

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Stockholders

As of January 19, 2011, there were approximately 1,500 holders of record of our Class A common stock. However, a large number of our shareholders hold their shares in "street name" in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of October 31, 2010:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding	options	(excluding securities
Plan category	options		reflected in column (a))
Equity compensation plans approved by security holders	3,010,000	$0.09	10,753,129

Total	3,010,000	$0.09	10,753,129

Sales of Unregistered Securities and Use of Proceeds

During the fourth quarter of fiscal year 2010, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company granted 260,600 restricted Class A common shares each to its directors Robert H. Foglesong and Thomas Payne and 246,314 restricted Class A common shares each to its directors Frank E. Wren and Brian M. Jenkins. Additionally, the Company granted 200,000 restricted Class A common shares to a contractor for services provided. Subsequent to October 31, 2010, because he did not fulfill his term as a director of the company, Mr. Payne returned the shares.

Sales of Unregistered Securities subsequent to the period covered by this report

After October 31, 2010, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company granted 223,098 restricted Class A common shares to its director James G. Stevenson and 125,000 restricted Class A common shares each to its directors Robert H. Foglesong, Frank E. Wren and Brian M. Jenkins as compensation for services as members of the Company’s Board of Directors. Additionally, the Company granted 50,000 restricted Class A common shares to a contractor for services provided.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Results of Operations

The following table summarizes our operating results for fiscal 2010 compared to fiscal 2009:

	For the year ended October 31,

		Percent of		Percent of
	2010	Revenue	2009	Revenue

Revenue	$408,774	100.0%	$480,439	100.0%

Cost of revenue	61,724	15.1	105,671	22.0

Gross profit	347,050	84.9	374,768	78.0

Operating expenses:
Selling, general and administrative	1,204,546	294.7	1,326,852	276.2
Research and development	109,952	26.9	310,499	64.6

Total operating expenses	1,314,498	321.6	1,637,351	340.8

Loss from operations	$(967,448)	(236.7)%	$(1,262,583)	(262.8)%

Revenue was $408,774 and $480,439 for the fiscal years ended October 31, 2010 and 2009, respectively, a decrease of $71,665 or 15%. This decrease was attributable to the delivery of fewer ValiMed units and associated installation revenue and lower sales of our ID2 product, partially offset by increases in our pay per use revenue and maintenance payments.

Cost of revenue was $61,724 and $105,671 for the fiscal years ended October 31, 2010 and 2009, respectively, a decrease of $43,947 or 42%. This decrease was primarily attributable to the decreased number of ValiMed units that were sold during the year. Gross profit margins increased slightly from 78% in fiscal 2009 to 85% in fiscal 2010.

Selling, general and administrative expense was $1,204,546 and $1,326,852 for the fiscal years ended October 31, 2010 and 2009, respectively, a decrease of $122,306 or 9%.  This decrease primarily relates to decreases in compensation of approximately $196,000, non-cash stock-based compensation expenses of $69,000, allowance for doubtful accounts of $37,000 and rent of $17,000.  These decreases were partially offset by an increase in legal and professional expenses of approximately $248,000, which includes the accrual for the decision imposed on the Company by arbitration with four former employees and one former contractor over deferred wages.

Research and development expense was $109,952 and $310,499 for the fiscal years ended October 31, 2010 and 2009, respectively, a decrease of $200,547 or 65%. The decrease primarily relates to a decrease in employee and consultant compensation expense of approximately $232,000, which was affected by a significant reduction in staffing levels in May of 2009, partially offset by increases in expenditures for research and development materials of approximately $31,000.

Interest expense was $757,609 and $587,617 for the fiscal years ended October 31, 2010 and 2009, respectively. This increase in fiscal 2010 due to increased borrowing levels for fiscal 2010 compared to fiscal 2009.

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

As of October 31, 2010, we had negative working capital of $463,507, including $312,844 of cash. We anticipate the need to raise additional capital over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through borrowings and equity or debt financings. If we are not successful in raising the required additional capital, we may default in our payments to creditors, which could result in our filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that the Company will succeed in these fund-raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini Master Fund, Ltd (“Gemini”), and with three other investors including an entity controlled by Malcolm H. Philips, Jr., our former CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion consisting of $200,000 from an entity controlled by Mr. Philips and $250,000 from two other investors, for which the Company issued notes similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by Mr. Philips were consolidated and exchanged for a new convertible note similar to that issued to Gemini.

The terms of our notes payable and additional notes entered into subsequent to October 31, 2009 are more fully described in Note 10 to the financial statements included elsewhere in this annual report.

We had a net increase in cash of $305,075 during fiscal year ended October 31, 2010. We used net cash of $193,240 in operating activities during fiscal 2010 primarily relates to our net loss of $1,737,945 and our negotiated settlements on accounts payable of $31,637 partially offset by noncash interest expense of $725,090, proceeds from our Oncology Exclusive Distribution Agreement of $483,500 an increase in accounts payable and accrued expenses of $83,214, noncash stock-based compensation of $74,207, depreciation and amortization of $63,502 and decreases in accounts receivable and inventory of $52,784 and $47,629, respectively.

For fiscal 2010 our cash flows from investing activities consisted of the purchase of equipment for $12,449.

Net cash flows provided by financing activities were $510,764, for fiscal 2010, primarily from $514,950 proceeds from the issuance of notes payable.

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

Stock-Based Compensation

We typically determined stock-based compensation expense based on the fair value of awards at the measurement date. In the case of employees, the measurement date is the date of grant. In the case of outside consultants, the measurement date is typically the date at which performance is complete. When the measurement date is not the date of grant, the total cost is typically re-measured at the end of each reporting period based on the fair value on that date. Expense related to share-based payments is recognized over the period during which services are provided.

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) which is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financial receivables.  ASU 2010-20 is effective for us for the quarter ended January 31, 2010.  As the ASU specifically excludes short-term trade accounts receivable, the adoption of the standard did not have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-12, "Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts" ("ASU 2010-12"), which clarifies the effect, if any, that the different signing dates of the Patient Protection and Affordable Care Act (signed March 23, 2010) and the Health Care and Education Reconciliation Act of 2010 (signed March 30, 2010). ASU 2010-12 was effective for us upon issuance. The adoption of the standard did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which amends ASU Topic 855, "Subsequent Events." The amendments to ASC Topic 855 does not change existing requirements to evaluate subsequent events, but: (i) defines a "SEC Filer," which we are; (ii) removes the definition of a "Public Entity"; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. The adoption of the standard did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”.  ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of October 31, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, management concluded that internal control over financial reporting was not effective based on criteria set forth by the COSO. The material weaknesses identified in internal control over financial reporting at October 31, 2010 included the Company’s inability to maintain the proper protection of its accounting system database records and required improvements over the Company’s oversight of processing financing transactions relative to the Company’s notes payable and equity. Concerning this material weakness, management continues to examine the Company’s procedures to include compensating controls to minimize the risk associated with having limited resources.

Notwithstanding these material weaknesses, management believes that the Company’s financial condition, results of operations and cash flows presented in this annual report are fairly presented in all material respects. Management bases its conclusion on our ability to substantiate, with a high degree of confidence, the small number of significant general ledger accounts that comprise the Company’s financial statements.

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

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2010.

Changes in Internal Controls Over Financial Reporting

During the year ended October 31, 2010 we made the following changes in internal control over financial reporting: With the reduction in staff, customer receipts are controlled by an individual who does not have access to the accounting records.  Additionally, an individual who does not have entry access to the Company’s accounting records performs the monthly bank reconciliation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of January 19, 2011:

NAME	AGE	POSITION	SINCE

Jeffrey K. Brumfield	49	Chariman of the Board of Directors and	August 30, 2010
		Chief Executive Officer

Stephen A. McCommon	61	Chief Financial Officer and	November 11, 2008
		VP of Finance

Robert H. Foglesong	65	Director	August 30, 2010

Brian M. Jenkins	68	Director	August 30, 2010

Frank E. Wren	52	Director	August 30, 2010

James G. Stevenson	53	Director	December 15, 2010

TERM OF OFFICE

All of our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified.  We ask our Directors to be willing to serve on the Board for a minimum of three years.  Our officers are appointed by our board of Directors and hold office until their earlier death, retirement, resignation or removal.

The following is a summary of the business experience of each of our executive officers and directors:

Jeffrey K. Brumfield has been our Chairman of the Board of Directors and Chief Executive Officer since August 30, 2010.  Mr. Brumfield has been self employed running various businesses since 1982. Mr. Brumfield has owned and operated retail operations in the high end men’s fashion industry for roughly eight years with overall retail experience of around ten years.  Mr. Brumfield has been in the real estate industry since 1991 where he has owned and operated a full service real estate and mortgage firm. Mr. Brumfield has owned a real estate development firm, a construction company that built custom and spec homes, as well as skate parks. Mr. Brumfield has been on the Board of Directors for the Boys and Girls Clubs of the greater San Diego area, and has received many philanthropic awards in connection with the Boys and Girls club. Mr. Brumfield has been an investor in CDEX since 2004.  On December 29, 2010, Mr. Brumfield filed a voluntary petition in the United States Bankruptcy Court for the Southern District of California seeking relief under the provisions of Chapter 7 of Title 11 of the United States Code due to personal circumstances unrelated to the Company.

Stephen A. McCommon has served as our Chief Financial Officer since November 2008. Prior to joining CDEX, from December 2007 to November 2008, Mr. McCommon was president of TMC Financial Services, LLC a financial consulting company. Mr. McCommon was the Vice President of Finance and Chief Accounting Officer at Applied Energetics, Inc. from March 2005 to December 2007 and was the Accounting Manager at Applied Energetics from July 2004 to March 2005. Mr. McCommon has over 26 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance. From March 2003 to July 2004, Mr. McCommon was an independent accounting consultant for various companies. He was the Controller of Molecular Diagnostics, Inc., a multi-national medical technology products company, from February 2002 to March 2003 and he was the Corporate Controller of Heartland Technology, Inc. a hardware technology company from November 1999 to November 2001. Mr. McCommon obtained a Bachelor of Science degree in Accounting from Arizona State University, is a Certified Public Accountant in Arizona and a member of the American Institute of Certified Public Accountants.

Robert H. “Doc” Foglesong has been a Director of CDEX since August 30, 2010.  General Foglesong is the President and Executive Director of the Appalachian Leadership and Education Foundation since 2006, of which he was the founder. The Foundation is a non-profit whose mission is to identify, mentor, and enable young men and women from Appalachia who are academically agile, have demonstrated leadership qualities, and are financially challenged to become the next “greatest generation” of leaders for our Nation.  General Foglesong was also President of Mississippi State University from 2006 to 2008 and a from 2002 to 2005 was a four star general in the United States Air Force where he served in several command positions.  He has accumulated over 35 years of public service running large, diverse organizations around the globe.  General Foglesong has a PhD in Chemical Engineering, numerous publications and many military and civilian awards. General Foglesong serves on the Boards of Massey Energy (MEE) where he serves on the Compensation (Chairman), Audit, Public Policy, Safety and Executive committees; Michael Baker Corp. (BKR) where he serves on the Governance committee; and Stark Aerospace Corp. (a privately held company).

Brian M. Jenkins was appointed to serve as a director of the Company in August 2010.  Mr. Jenkins initiated the RAND Corporation’s research program on international terrorism in 1972.  He currently serves as Senior Advisor to the President of RAND.  From 1989 to 1998, Mr. Jenkins was the Deputy Chairman of Kroll Associates, an international investigative and consulting firm.  Before that, he was Chairman of RAND’s Political Science Department from 1986 to 1989 and from 1972 to 1989, he also directed RAND’s research on political violence.  Mr. Jenkins has a B.A. in Fine Arts and a Masters Degree in History, both from UCLA.  He studied at the University of Guanajuato in Mexico and in the Department of Humanities at the University of San Carlos in Guatemala where he was a Fulbright Fellow and recipient of a second fellowship from the Organization of American States.

Frank E. Wren was appointed to serve as a Director of the Company in August 2010. Mr Wren comes to the Company with 11 years with the Atlanta Braves and his third as the Club’s executive Vice President and General Manager. He was named to his current post on October 11, 2007. Mr. Wren started his professional baseball career as a center fielder in Montreal’s minor league system in 1977. He reached the Double-A level before retiring in 1982 and coached in the Expos’ system from 1981 to 1984.  Mr. Wren serves on the board of Landmark Christian Schools and he has co-hosted the Southwest Christian Hospice – Jim Beauchamp Memorial Golf Tournament since 2008. Mr. Wren is also a board member of the Foundation of Molecular Medicine, which helps fund research in mitochondrial diseases. Mr. Wren was inducted into the Northeast High School Athletic Hall of Fame in January 2009 and the Lakota High School Hall of Fame in March 2009.

James G. Stevenson was appointed to serve as a Director of the Company on December 15, 2010. Dr. Stevenson received his BS Pharmacy and PharmD degrees from Wayne State University.  Since 1999, Dr. Stevenson has been the Director of Pharmacy Services at the University of Michigan Health System and Professor and Associate Dean for Clinical Sciences at the University of Michigan College of Pharmacy.  From 1998 to 1991, Dr. Stevenson served as Director of Pharmacy Services at West Virginia University Hospitals and from 1991 to 1999 was the Director of Pharmacy Services for the 8-hospital Detroit Medical Center/Wayne State University.  He received Pharmacist of the Year awards from both the Michigan Society of Health-system Pharmacists and the Michigan Pharmacists Association.  He received the Distinguished Alumnus Award from the Wayne State University Pharmacy Alumni Association and the Joseph Oddis Leadership Award by MSHP.  He recently completed a term of service on the Board of Directors of the American Society of Health-system Pharmacists and is the recipient of the 2010 John W. Webb Lecture Award.  Dr. Stevenson serves as the medication safety section editor for the Joint Commission Journal on Quality and Patient Safety.  His research interests are in pharmacy practice management, pharmacoeconomics, and medication safety.

SIGNIFICANT EMPLOYEE/CONSULTANT

In addition to our executive officers and directors, Dr. Wade Poteet, our Principal Scientist, is a significant consultant of CDEX. Dr. Poteet resigned from his employment position with the company in January 2006, became a consultant and now serves as a full-time consultant in the position of Principal Scientist.  For the past 30 years, Dr. Poteet has held Senior Management positions in small entrepreneurial engineering firms. He has served as our Principal Scientist since July 2001. From July 2001 until January 2003, Dr. Poteet was a member, and served as Principal Scientist, of Dynamic Management Resolutions LLC, providing scientific, management and engineering services. Dynamic Management Resolutions was a consulting company that provided technical and management services on a contract basis to CDEX and CDEX Delaware. From May 1999 to July 2001, Dr. Poteet served as President/Principal Scientist for CP Systems, Inc., a private company that, at that time, built large observatory-class telescopes and marketed and distributed recreational global positioning units. At CP Systems, Dr. Poteet directed contract research in remote sensing in the x-ray and ultraviolet regions, including landmine, anti-terrorist and drug detection programs, and provided research and development for nanometrology technologies. From 1971 to May 1999, Dr. Poteet served as Vice President/Principal Scientist for System Specialists, Inc., where he directed all research and development, including NASA airborne projects and advanced instruments for commercial and government programs. Dr. Poteet received his Ph. D. in 1970 in Experimental Solid State Physics from Virginia Polytechnic Institute (VPI) (Thesis topic: Nuclear Quadrupole Resonance in Superconductors). His M.S. in Physics is also from VPI, in 1968 (Thesis topic: Nuclear Magnetic Resonance in Superconductors).

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2010 all section 16(a) filing requirements were met except that Robert H. Foglesong, Brian M. Jenkins, Frank E. Wren and Thomas K. Payne did not file Form 3s on a timely basis, they have since filed all required Section 16(a) forms and are current in their filings.

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

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

CDEX Inc.
4555 South Palo Verde Road, Suite 123
Tucson, AZ 85714

Audit Committee

The Audit Committee of the Board of Directors is comprised of Gen. Foglesong. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

The Board has determined that we do not have an audit committee financial expert serving on the Board of Directors

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our two most highly compensated other executive officers (not including the Chief Executive Officer) or significant employee whose total individual compensation exceeded $100,000 for the fiscal years October 31, 2010 and 2009 (the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Option Awards (4)	Total

Jeffrey K. Brumfield (1)	2010	$18,462		-	$18,462
Chief Executive Officer and
Chairman of the Board of Directors

Donald W. Strickland (2)	2010	$22,846		$31,432	$54,278
Former Chief Executive Officer

Malcolm H. Philips, Jr. (3)	2010	$19,440		$6,900	$26,340
Former Chief Executive Officer	2009	$141,231	(5)	$9,506	$150,737

(1)	Mr. Brumfield was appointed to his position of Chief Executive Officer and Chairman of the Board on August 30, 2010
(2)	Mr. Strickland was the Company’s Chief Executive officer from April 19, 2010 to August 30, 2010.
(3)	Mr. Philips was the Company’s Chief Executive officer from June 11, 2007 to April 19, 2010.
(4)
The amounts included in the "Option Awards" column represent the aggregate fair value of awards computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (disregarding forfeiture assumptions).  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation.  For a discussion of valuation assumptions, see Note 8 of our 2010 Financial Statements.  In April 2010, the Company granted 360,000 options to Mr. Strickland. Additionally, in June 2010, the Company modified all outstanding non-performance-based options to employees and active consultants to adjust the exercise prices to $0.0515 per share and to extend the life of the options to 10 years. The amounts reported for the fiscal year 2010 include the incremental fair value computed as of the modification date in accordance with FASB ASC Topic 718, with respect to the modified awards.  During fiscal year 2009, the company modified performance options previously awarded to all employees and active consultants.  The amounts reported for the fiscal year 2009 include the incremental fair value computed as of the modification date in accordance with FASB ASC Topic 718, with respect to the modified awards.  The details of the modification are: in October 2008, performance options were granted to all employees and active consultants where 40% of the options would vest if the Company reported positive cash flow from operations for any one quarter and 60% of the options would vest if the Company reported positive cash flow from operations for two consecutive quarters before April 30, 2010. The exercise price of the options was $0.17 per share, the closing market price of the Company’s stock on the date of grant.  In January 2009, the exercise price of all performance options was reset to $0.09 per share, the closing market price of the Company’s stock on the date the reset was approved by the Company’s Board of Directors.  In June 2009, the performance goal date of the performance options for all employees and active consultants was moved from April 30, 2010 to July 31, 2010. Additionally, options granted to Mr. Philips were reduced from 175,000 shares to 150,000 shares.

(5)	During fiscal year 2009, Mr. Philips deferred $141,231 of his salary.

Employment Agreements

Effective January 21, 2011, the Company entered into an employment agreement with Mr. Brumfield. The agreement provides for an annual salary of $120,000 and the award of 8,000,000 stock options. The options are to vest ½ on the effective date of the agreement and, subject to the attainment of certain performance objectives, ½ over the next six years.

Effective June 11, 2007, the Company entered into an employment agreement with Mr. Philips whereby Mr. Philips became the CEO and President. The agreement provides for an annual salary of $180,000. The agreement provides for an award of 350,000 stock options with an exercise price as the fair market value of the shares on June 11, 2007. These options vested on June 11, 2008 and terminate five years after the grant date. Effective February 1, 2008, the Board of directors increased Mr. Philips' annual salary to $240,000. Effective June 1, 2009, Mr. Philips amended his employment agreement such that in Mr. Philips’ sole discretion he has elected to take no salary until economic conditions warrant. Effective February 10, 2010, the Company entered into a contract with Mr. Philips where Mr. Philips resigned as an employee and was engaged as a consultant of the Company to continue in his role as the Company’s CEO until the Company finds a replacement.  Effective April 19, 2010 Mr. Philips resigned his positions as a Director and as the Company’s Chief Executive Officer.

Effective April 19, 2010, the Board of Directors appointed Mr. Strickland as the Company’s Chief Executive Officer. Mr. Strickland has been a Director since February 3, 2006. Mr. Strickland’s employment agreement is renewable annually and includes a salary of $60,000 per year. Additionally, Mr. Strickland received 360,000 options to purchase shares of Class A common stock which vest 1/12 each month beginning on the 19th of May 2010 as long as the agreement is in effect.  The exercise price of the options was the closing stock price of CDEX on the effective date.  In addition, beginning on May 19, 2011 and continuing on the 19th day of each month thereafter, the Company agrees to provide to the Mr. Strickland 30,000 options to purchase shares of Class A common stock.  The exercise price of these options shall be the closing price of the stock on the day of grant.  Mr. Strickland will have two years from the date of termination or five years, whichever is earlier, to exercise the options granted under his employment agreement, irrespective of his employment status. Mr. Strickland resigned his position as Director and CEO effective of August 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at October 31, 2010

	Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Jeffrey K. Brumfield	-	-	-	-

Donald W. Strickland (2)	120,000	-	0.0515	07/17/2012
	140,000	-	0.0515	04/16/2013
	120,000	-	0.0515	08/30/2012

Malcolm H. Philips, Jr.	100,000	-	0.0515	04/19/2011
	350,000	-	0.0515	04/19/2011
	150,000	-	0.0515	04/19/2011

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

Compensation of Directors

The following table discloses our director compensation for the fiscal year ended October 31, 2010:

Directors Compensation

DIRECTOR COMPENSATION

NAME	Stock Awards (1)

Robert H. Foglesong	$12,242	(2)

Brian M. Jenkins	$11,242	(3)

Frank E. Wren	$11,242	(4)

Thomas K. Payne	$12,242	(5)

(1)
The amounts included in the "Stock Awards" column represent the non-cash stock-based compensation cost on options recognized by the Company in the fiscal year 2010 related to stock option awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Notes 8 to our 2010 Financial Statements.

(2)	Represents 60,600 restricted Class A common stock grants to Gen. Foglesong to vest over six months all of which are outstanding at October 31, 2010.
(3)	Represents 43,314 restricted Class A common stock grants to Mr. Jenkins to vest over six months all of which are outstanding at October 31, 2010.
(4)	Represents 43,314 restricted Class A common stock grants to Mr. Wren to vest over six months all of which are outstanding at October 31, 2010.
(5)
Represents 60,600 restricted Class A common stock grants to Mr. Payne to vest over six months all of which are outstanding at October 31, 2010. Mr. Payne resigned as a Director on December 11, 2010 and has returned and cancelled the certificates representing these grants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 19, 2011:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 19, 2011 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants and converted all notes which are currently held by that person and which are exercisable/convertible within such 60 day period, but that options and warrants and convertible notes held by all other persons were not exercised or converted, and based the percentage ownership on 67,698,165 shares outstanding on January 19, 2011.

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Malcolm H. Philips, Jr.	Former Executive Officer	7,923,804	(2)	11.00%

Mr. Jeffery K. Brumfield	Executive Officer and Director	5,113,970	(3)	7.55%

Frank E. Wren	Director	738,813	(4)	*

Stephen A. McCommon	Executive Officer	516,580	(5)	*

Robert H. Foglesong	Director	385,600	(6)	*

Brian M. Jenkins	Director	371,314	(7)	*

James G. Stevenson	Director	223,098	(8)	*

directors as a group (6 persons)		7,349,375

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 19, 2011.

(2)
Represents 3,572,842 shares of Class A common stock held by entities in which Mr. Philips has a controlling interest, 327,467 warrants exercisable within 60 days of January 19, 2011 held by entities in which Mr. Philips has a controlling interest, 600,000 options exercisable within 60 days of January 19, 2011 and 3,423,995 shares underlying convertible notes held by entities in which Mr. Philips has a controlling interest convertible within 60 days of January 19, 2011.

(3)	Based on information known by the Company, this represents 5,113,970 shares of Class A common stock.
(4)	Based on information known by the Company, this represents 738,813 shares of Class A common stock.
(5)	Represents 150,000 options exercisable within 60 days of January 19, 2011 and 366,580 shares underlying convertible notes convertible within 60 days of January 19, 2011.
(6)	Based on information known by the Company, this represents 385,600 shares of Class A common stock.
(7)	Based on information known by the Company, this represents 371,314 shares of Class A common stock.
(8)	Based on information known by the Company, this represents 223,098 shares of Class A common stock.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal 2010, the Company was a party to the following transactions with related parties:

•
During the three months ended January 31, 2010, the Company received $49,800 in proceeds under 12.0% 24 month convertible notes payable with an entity controlled by Malcolm H. Philips, Jr., our former CEO and an additional $15,150 in proceeds under similar convertible notes payable with Messrs. Carmen J. Conicelli, Jr. and George Dials, former Directors.  These notes are convertible at the option of the note holders into common stock and warrants.  The price for the stock and warrants in the conversion of these notes will be equal to the corresponding conversion price provided to Gemini Master Fund in the Gemini/ CDEX 12% Senior Convertible Note or Common Stock purchase Warrant, both originally issued on June 25, 2008 (incorporated by reference to the comparable exhibit filed with the registrant’s form 8-K filed with the SEC on June 30, 2008), or the best terms given to an investor during the twelve months following the note date, including warrants. However, the note holder shall only receive the best terms that do not result in a resetting of the conversion price or warrant exercise price of the Gemini Convertible Note or Common Stock Purchase Warrant.

•	During January 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A Common Shares, or approximately $0.05 per share.

•
During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by Mr. Philips. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Included in the restructuring was a $200,000 cash infusion from an entity controlled by Mr. Philips, for which the Company issued notes similar to the notes issued to Gemini.  Additionally, as a part of this restructuring, $247,115 of principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by Mr. Philips were consolidated and exchanged for a new convertible note similar to that issued to Gemini.

•
During March 2010, Messrs. Conicelli and Dials and an entity controlled by Mr. Philips converted $25,462 principal and accrued interest of existing Convertible Notes Payables into new notes similar to that issued to Gemini in February 2010.

•
Effective August 20, 2010, the Company entered into an Exclusive Distribution Agreement, with a number of signatories including $50,000 from Mr. Thomas Payne, a former Director of the Company. The Agreement grants an exclusive United States distribution rights for all products developed by CDEX for application in the field of Oncology. The term of the Agreement is five (5) years from the Effective Date of the Agreement. Subsequent to October 31, 2010, Mr. Payne withdrew his investment.

•	During August 2010, the Company’s CFO entered into an agreement with the Company transferring $28,782 of deferred wages into a notes payable similar to that issued to Gemini.

•
During the fourth quarter of fiscal year 2010, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company granted 260,600 restricted Class A common shares each to its directors Robert H. Foglesong and Thomas Payne and 246,314 restricted Class A common shares each to its directors Frank E. Wren and Brian M. Jenkins.  Subsequent to October 31, 2010, because he did not fulfill his full term as a Director of the Company, Mr. Payne returned his shares.

Director Independence

Four of our directors, Gen. Robert H. Foglesong, Mr. Brian M. Jenkins, Mr. Frank E. Wren and Dr. James G. Stevenson, are independent directors as that term is defined under NASDAQ Rules and Regulations.  However, because our stock trades on the OTC Bulletin Board, we are not required to have independent directors. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees billed to us by S.E. Clark and Co., our independent registered public accounting firm, for professional services rendered for the fiscal years ended October 31, 2010 and 2009:

Description	2010	2009

Audit related fees	$23,900	$36,721
All other fees	500	675

Total	$24,400	$37,396

Fees for audit services include fees associated with the annual audit of the Company and the review of our quarterly reports on Form 10-Q.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by our auditors that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2010 and 2009, none of the fees paid to S.E. Clark and Co. were approved pursuant to the de minimis exception.

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

3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on December 4, 2007).

3.4	Amended and Restated By-laws of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 29, 2010).

4.1	Specimen certificate for shares of Company common stock (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 21, 2004).

4.2	2002 Stock Incentive Plan (Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

4.3	2003 Stock Incentive Plan (Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 21, 2004).

10.1	Employment Agreement dated June 11, 2007 between the Registrant and Malcolm H. Philips, Jr. (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 15, 2007).

10.2	Employment Agreement effective April 19, 2010 between the Registrant and Donald W. Strickland (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on April 20, 2010).

10.3	Form of Securities Purchase Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008).

10.4	Form of 12% Senior Convertible Note with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008).

10.5	Form of Common Stock Purchase Warrant Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008)

10.6
Form of Waiver and Amendment with Gemini Master Fund, Ltd. dated December 18, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 10-KSB/A filed with the SEC on March 13, 2009).

10.7	Form of Second Waiver and Amendment with Gemini Master Fund, Ltd. Dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 10-KSB/A filed with the SEC on March 13, 2009).

10.8	Form of Third Waiver and Amendment with Gemini Master Fund, Ltd. Dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 5, 2009).

10.9	Form of Fourth Waiver and Amendment with Gemini Master Fund, Ltd. Dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 9, 2009).

10.10	Form of Fifth Waiver and Amendment with Gemini Master Fund, Ltd. Dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 27, 2009).

10.11	Form of Exclusive Oncology Agreement. Dated August 20, 2010 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on September 1, 2010).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

CDEX Inc.

/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed by the following persons in the capacities and on January 28, 2011.

Signature	Title	Date

/s/ Jeffrey K. Brumfield	Chief Executive Officer and Chairman of the Board of Directors	January 28, 2011
Jeffrey K. Brumfield

/s/ Stephen A. McCommon	Chief Financial Officer and	January 28, 2011
Stephen A. McCommon	Vice President of Finance

/s/ Robert H. Foglesong	Director	January 27, 2011
Robert H. Foglesong

/s/ Brian M. Jenkins	Director	January 28, 2011
Brian M. Jenkins

/s/ Frank E. Wren	Director	January 27, 2011
Frank E. Wren

/s/ James G. Stevenson	Director	January 28, 2011
James G. Stevenson

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of CDEX Inc. (the “Company”) as of October 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 14  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E. Clark & Company, P.C.

Tucson, Arizona
January 24, 2011

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CDEX INC.
BALANCE SHEETS
AS OF OCTOBER 31,

	2010	2009
Assets
Current assets:
Cash	$312,844	$7,769
Accounts receivable - net	22,301	72,760
Inventory - net	212,585	270,114
Prepaid expenses	10,890	66,719

Total current assets	558,620	417,362
Property and equipment - net	45,948	45,839
Patents - net	70,418	79,059
Other assets	41,673	38,238

	$716,659	$580,498
Total assets

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$413,285	$1,827,547
Notes payable and accrued interest	113,449	1,297,456
Advance payments	513,084	30,177

Total current liabilities	1,039,818	3,155,180

Notes payable and accrued interest - net	3,067,473	235,203

Total liabilities	4,107,291	3,390,383

Commitments and contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - Series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
October 31, 2010 and October 31, 2009	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 66,453,462 outstanding at October 31,
2010 and 64,239,634 outstanding at October 31, 2009	332,242	321,202
Additional paid-in capital	27,644,626	26,511,356
Accumulated deficit	(31,367,533)	(29,642,476)

Total stockholders' deficit	(3,390,632)	(2,809,885)

Total liabilities and stockholders' deficit	$716,659	$580,498

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,

	2010	2009

Revenue	$408,774	$480,439

Cost of revenue	61,724	105,671

Gross profit	347,050	374,768

Operating expenses:
Selling, general and administrative	1,204,546	1,326,852
Research and development	109,952	310,499

Total operating expenses	1,314,498	1,637,351

Loss from operations	(967,448)	(1,262,583)

Interest expense	(757,609)	(587,617)

Net loss	$(1,725,057)	$(1,850,200)

Basic and diluted net loss
per common share:	$(0.03)	$(0.03)

Basic and diluted weighted average
common shares outstanding	65,215,210	62,757,343

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Series A Preferred Stock		Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2008	6,675	33	59,247,991	296,245	25,851,968	(27,792,276)	(1,644,030)

Sale of common stock for cash	-	-	2,400,000	12,000	238,000	-	250,000
Conversion of notes payable	-	-	2,561,643	12,807	196,689	-	209,496
Stock-based compensation	-	-	-	-	143,135	-	143,135
Fair value adjustment of warrant	-	-	-	-	78,868	-	78,868
Stock issued for settlement on account	-	-	30,000	150	2,696	-	2,846
Net loss	-	-	-	-	-	(1,850,200)	(1,850,200)

Balance, October 31, 2009	6,675	33	64,239,634	321,202	26,511,356	(29,642,476)	(2,809,885)

Conversion of notes payable	-	-	1,000,000	5,000	45,000	-	50,000
Stock-based compensation expense	-	-	1,213,828	6,040	84,247	-	90,287
Warrants and beneficial conversion feature of new debt	-	-	-	-	1,004,023	-	1,004,023
Net loss	-	-	-	-	-	(1,725,057)	(1,725,057)

Balance, October 31, 2010	6,675	$33	66,453,462	$332,242	$27,644,626	$(31,367,533)	$(3,390,632)

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,

	2010	2009
Cash flows from operating activities:
Net loss	$(1,725,057)	$(1,850,200)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation and amortization	30,881	41,709
Loan discount amortization	32,520	66,719
Stock-based compensation	90,287	143,135
Provision (benefit) for doubtful accounts	(2,325)	35,081
Negotiated settlements on accounts payable	(31,637)	-
Loss recognized on extinguishment of debt	41,699
Noncash interest expense	725,090	520,897
Changes in operating assets and liabilities:
Accounts receivable	52,784	115,693
Inventory	47,629	1,012
Prepaid expenses and other assets	(21,825)	-
Current liabilities	83,214	307,550
Proceeds from oncology agreement	483,500	-

Net cash used by operating activities	(193,240)	(618,404)

Cash flows from investing activities:
Purchase of property and equipment	(12,449)	-

Net cash used by investing activities	(12,449)	-

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	250,000
Proceeds from issuance of convertible notes payable	514,950	349,800
Repayment of notes payable	(4,186)	-

Net cash provided by financing activities	510,764	599,800

Net increase (decrease) in cash	305,075	(18,604)
Cash, beginning of the year	7,769	26,373

Cash, end of the year	$312,844	$7,769

Supplemental cash flow information:
Cash payments for interest	$-	$-
Cash payments for taxes	-	-
Conversion of notes payable and accrued interest to common stock	50,000	209,498
Conversion of accrued expenses and accounts payable into notes payable	1,466,432	-
Transfer from inventory to fixed assets	9,900	27,161
Debt discount on new debt	1,004,023	-

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

1. Organization of Business and Basis of Presentation

CDEX Inc. (“CDEX”, “we”, “us”, “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is currently being traded on the OTCBB under the symbol "CEXI.OB." Our long term strategic plans focus on applying our patented and patents pending chemical detection technologies to develop products in various markets including the healthcare, security and brand protection markets, as addressed below:

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
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. The changes to the allowance for doubtful accounts for the years ended October 31, 2010 and 2009 are as follows:

	2010	2009

Balance, beginning of the year	$34,100	$-
Provisions, net of recoveries	-	35,081
Adjustments charged to reserves	(2,325)	-
Bad debts charged to reserves	(28,965)	(981)

Balance, end of the year	$2,810	$34,100

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis, or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. The changes to obsolescence reserve for the years ended October 31, 2010 and 2009 are as follows:

	Year Ended October 31,
	2010	2009

Balance, beginning of the year	$8,838	$8,918
Inventory obsolescence adjustments	-	(80)

Balance, end of the year	$8,838	$8,838

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Depreciation expense was $22,240 and $31,917 for the years ended October 31, 2010 and 2009, respectively.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Research and Development Costs

Research and development costs include compensation for employees and contractors, rent, professional services, materials, lab equipment and disposals.

Share-Based Payments

Share-based compensation costs are recognized as a component of selling, general and administrative expense in the Statements of Operations. Compensation expense for share-based payment arrangements with our employees is based on the grant date fair value of awards. We apply the Black-Scholes option pricing model to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Restricted stock awards with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.

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

Patents

The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, which is generally ten years.  Amortization expense relative to patents was $8,640 and $9,792 for fiscal 2010 and 2009, respectively.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

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

As of October 31, 2010 and 2009, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for tax years 2006 to 2008. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value Measurements

The carrying amounts of items reflected in current assets and current liabilities, as well as notes payable, approximate their fair value due to the short-term nature of their underlying terms.

Concentrations

For fiscal 2010 and 2009, our revenues consisted of transactions with 25 and 38 customers, respectively. Four of our customers in fiscal 2010 represented approximately 56% of total sales and in fiscal 2009 four of our customers represented approximately 33% of total sales.

At times, the Company maintains cash balances that exceed federally insured limits.  Our cash balances are maintained with financial institutions with high credit standing and accordingly, the Company does not believe that this results in any significant credit risk.

Net Loss Per Common Share

Basic net loss per share was determined by dividing the net loss by the weighted average number of common shares outstanding during each year. The effect of common stock equivalents is not considered as it would be anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”) which is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financial receivables.  ASU 2010-20 is effective for us for the quarter ended January 31, 2010.  As the ASU specifically excludes short-term trade accounts receivable, the adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-12, "Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts" ("ASU 2010-12"), which clarifies the effect, if any, that the different signing dates of the Patient Protection and Affordable Care Act (signed March 23, 2010) and the Health Care and Education Reconciliation Act of 2010 (signed March 30, 2010). ASU 2010-12 was effective for us upon issuance. The adoption of the standard is not expected to have a significant impact on the company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which amends ASU Topic 855, "Subsequent Events." The amendments to ASC Topic 855 does not change existing requirements to evaluate subsequent events, but: (i) defines a "SEC Filer," which we are; (ii) removes the definition of a "Public Entity"; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”.  ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our financial position and results of operations.

3. Inventory

Inventory consisted of the following at October 31, 2010 and 2009:

	2010	2009

Raw materials	$119,958	$152,586
Finished goods	101,465	126,366

Subtotal	221,423	278,952
Obsolescence reserve	(8,838)	(8,838)

Total inventory	$212,585	$270,114

4. Property and Equipment

Property and equipment consisted of the following at October 31, 2010 and 2009:

	2010	2009

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	677,803	659,700
Leased equipment	67,348	63,101

	748,082	725,732
Less: Accumulated depreciation	(702,134)	(679,893)

Property and equipment - net	$45,948	$45,839
5. Patents

Patents consisted of the following at October 31, 2010 and 2009:

	2009	2009

Patents	$100,000	$100,000
Less: Accumulated amortization	(29,582)	(20,941)

Patents - net	$70,418	$79,059

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

Future amortization expense for our patents for the next five fiscal years is as follows:

Fiscal Years Ending October 31,	Amount
2011	$9,792
2012	9,792
2013	9,792
2014	9,792
2015	9,792

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at October 31, 2010 and 2009:

	2010	2009

Legal fees	$31,508	$581,777
Deferred compensation	118,986	589,259
Accounts payable	252,951	384,473
Accrued payable to a distributor	9,840	272,038

	$413,285	$1,827,547

During March 2010, $832,126 of accounts payable balances were converted into new notes similar to that issued to Gemini Master Fund, Ltd. Also, in August and September 2010, employees and former employees who are owed approximately $470,000 of deferred compensation agreed to have their balances rolled into convertible notes payables similar to that issued to Gemini. The notes will bear interest at 10% and will be convertible into Class A common stock at the rate of $0.08 per share. The notes mature on February 1, 2012, but have accelerated payment provisions and a contingent security interest, if certain financial milestones are not met. See Note 10.

7. Income Taxes

The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts that would have been computed using statutory rates as follows:

	Year Ended October 31,
	2010	2009

Federal income taxes at the maximum statutory rate	$586,519	$646,068
State income taxes, net of federal tax effect	79,353	87,409
Permanent differences	9,889	8,741
Increase in valuation allowance	(675,761)	(742,218)

Benefit from income taxes	$-	$-

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

Deferred income taxes consisted of the following as of October 31, 2010 and 2009:

	2010	2009

Stock-based compensation	$218,409	$205,856
Fixed asset basis difference	89,217	46,112
Receivables excluded from income for income
tax reporting purposes	8,608	28,085
Accounts payable and accrued expensesdeducted for financial statement purposes, but not for income tax reporting	113,599	477,993
Net operating loss carryforwards	6,888,186	5,884,212

Deferred tax asset	7,318,019	6,642,258
Valuation allowance	(7,318,019)	(6,642,258)

Total	$-	$-

For income tax purposes, the Company has net operating loss carryforwards of approximately $17.8 million at October 31, 2010 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

8. Share-Based Payments

Stock Options and Stock Grants

The Company has a 2002 Stock Incentive Plan and a 2003 Stock Incentive Plan (the “Plans”). The Plans provide for the issuance of stock options and stock grants. The 2002 Stock Incentive Plan permits the issuance of up to 3,500,000 shares through December 31, 2011. The 2003 Stock Incentive Plan permits the issuance of up to 25,000,000 shares through December 28, 2011, after subtracting any shares issued under the 2002 Plan. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined performance based milestones. As of October 31, 2010, there are 10,753,129 shares available for grant from the Plans.

During the year ended October 31, 2010, the Company granted stock options for the purchase of 1,210,000 Class A Common Shares with an aggregate grant date fair value of $92,812. During the year ended October 31, 2009, the Company granted 3,650,000 stock options with an aggregate grant date fair value of $375,972. We have a practice of issuing new stock to satisfy the exercises of stock options. Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to four years.

During the year ended October 31, 2010, the Company awarded 1,213,828 restricted shares of Class A Common Shares to its Board of Directors. The restricted stock awards vest over six months and have an aggregate grant date fair value of $60,968. We have a practice of issuing new stock to satisfy restricted stock grants. At December 31, 2010, there were approximately $35,000 of unrecognized compensation costs related to unvested restricted stock awards, and approximately $40,000 of unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized on a weighted-average basis over periods of less than one year for both restricted stock awards for unvested stock options.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

Stock option activity for fiscal 2010 under the Plans is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at October 31, 2009	4,453,750	0.18	4.18	$538,438

Options granted	1,210,000	0.06
Options cancelled/forfeited	(1,498,750)	0.09
Options expired	(1,155,000)	0.11
Outstanding at October 31, 2010	3,010,000	0.09

Options vested or expected to vest
at October 31, 2010	3,010,000	0.09	2.36	$167,746

Exercisable at October 31, 2010	2,916,250	0.09	2.16	$163,280

Total compensation expense related to stock awards for employees and consultants was $90,287 and $143,135 for the years ended October 31, 2010 and 2009, respectively. Upon termination, the Company has the option to purchase any vested shares from the employees at fair market value. As of October 31, 2010, there were 695,000 options outstanding that were held by external consultants.

The fair value of restricted stock was estimated using the closing price of our Class A Common Stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the Year Ended October 31,
	2010	2009

Weighted average grant date fair value	$0.08	$0.08
Expected volatility	75%	75%
Expected dividends	0%	0%
Expected term (years)	1.0 - 5.75	1.0 - 3.25
Risk free rate	0.30% - 3.14%	0.51% - 4.19%

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

Warrants

The following summarizes activity for fiscal 2010 for outstanding warrants to purchase our common stock all of which were exercisable:

		Weighted
	Number of	Average
	Shares	Exercise
	Issuable	Price

Outstanding at October 31, 2009	6,734,386	$0.24

Issued	1,245,781	$0.03
Expired	(2,233,608)	$0.31

Outstanding at October 31, 2010	5,746,559	$0.17
9. Advance Payments

During the fourth quarter of fiscal year 2010, the Company received approximately $483,000 under our Exclusive Distribution Agreement (“Agreement”) effective August 20, 2010, with a number of signatories including PEMCO, LLC and Messrs. Peter Maina, Thomas Payne (a former Director of the Company), Robert Stewart, and Scott Newby (“the “Signatories”). The Agreement grants exclusive United States distribution rights for all products developed by CDEX for application in the field of Oncology. The term of the Agreement is for five years from the effective date of the Agreement. The financing tranche is available for up to $1.5 million. We may continue to raise money under this agreement. The Agreement grants the Signatories detachable three-year warrants for a total of 670,000 shares at an exercise price of $0.25.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

10. Notes Payable

Our notes payable consisted of the following at October 31, 2009 and 2008:

	2010	2009

Gemini Master Fund, Ltd.10% to 12% convertible note with warrants, net of discount of $561,323 and $84,749 as of October 31, 2010
and 2009, respectively	$671,143	$1,078,313
Notes payable to Malcolm H. Philips, Jr. and entities controlled Mr. Philips -
interest at 9% to 10%,convertible with warrants net of discount of
$66,191 and $0 as of October 31, 2010 and 2009, respectively	697,042	191,485
Convertible 10% notes payable to Mr. George Cohen	67,302	70,172
Convertible 10% notes payable to 26 entities due February 1, 2012	1,699,287	192,689
Noninterest bearing notes to 5 individuals	46,148	-

Total Notes payable	3,180,922	1,532,659
Less: Current portion	113,449	1,297,456

Long-term portion	$3,067,473	$235,203

During February 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by Mr. Malcolm H. Philips, Jr., our former CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. We accounted for this as a debt extinguishment and recognized a $41,699 loss. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.  Additionally because of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion consisting of $200,000 from an entity controlled by Mr. Philips and $250,000 from two other investors, for which the Company issued notes similar to that issued to Gemini.  Additionally, as a part of this restructuring, $247,115 principal and accrued interest of existing Convertible Notes Payables held by an entity controlled by Mr. Philips were consolidated and exchanged for a new convertible note similar to that issued to Gemini.

The Company has determined the convertible note held by Gemini contains a beneficial conversion feature that qualifies for treatment under FASB ASC Topic 470-20. The estimated fair value of the detachable warrants of $255,452 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 75%, risk free interest rate of 2.35%; dividend yield of 0% and 5 year term. The face amount of the convertible note of $1,151,100 was proportionately allocated to the note and the warrants in the amount of $942,042 and $209,058, respectively. The convertible note proportionate allocated value of $942,042 was then further allocated between the note and the beneficial conversion feature. The fair value of the beneficial conversion feature was determined to be $689,059 and the remaining value of $252,983 was allocated to the convertible note. The combined total value of the warrant and beneficial conversion feature of $898,117 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

Additionally, the company determined the convertible note held by an entity controlled by Mr. Philips contains a beneficial conversion features that qualifies for treatment under FASB ASC Topic 470-20. The convertible note value of $247,115 was allocated between the note and the beneficial conversion feature. The fair value of the beneficial conversion feature was determined to be $105,906 and the remaining value of $141,208 was allocated to the convertible note. The value of the beneficial conversion feature of $105,906 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture under the effective interest method.

During March 2010, the Company, as a part of the February restructuring, convertible notes payables of $200,695, $15,462 and $10,000 in principal and accrued interest held by three investors, two directors and an entity controlled by Mr. Philips, respectively, were converted into new notes similar to that issued to Gemini. Also during March 2010, $832,126 of accounts payable balances were converted into new notes similar to that issued to Gemini.

In August and September 2010, employees and former employees who are owed approximately $470,000 of deferred compensation, out of a total of $589,000, agreed to have their balances rolled into convertible notes payables similar to that issued to Gemini. This total includes $267,000 owed to Malcolm H. Philips, Jr. and $28,000 owed to our CFO.  The notes will bear interest at 10% and will be convertible into Class A common stock at the rate of $0.08 per share. The notes mature on February 1, 2012, but have accelerated payment provisions and a contingent security interest, if certain financial milestones are not met.

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

During fiscal 2009, we issued convertible notes payable, which are summarized as follows:

•
During the three months ended January 31, 2009, the Company received $87,700 in proceeds under a number of 10.0%, 12 month convertible notes payable with an entity controlled by Mr. Philips. These notes are convertible at any time on terms given to Gemini Master Fund or the best terms given to an investor during the twelve months following the loan date, including warrants. However, the note holder shall receive the lowest price that does not cause a decrease in the conversion price or exercise price of the Gemini Convertible Note or Common Stock Purchase Warrant.

•
During the three months ended January 31, 2009, the Company received $25,100 in proceeds under a 12.0%, 12 month convertible note payable with an existing investor. These notes are convertible and into stock and warrants with terms similar to those above.

•
During the three months ended April 30, 2009, the Company received $10,050 in proceeds under a 10.0%, 12 month convertible note payable with an entity controlled by Mr. Philips.  These notes are convertible and into stock and warrants with terms similar to those above.

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
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

•
During the three months ended October 31, 2009, the Company received $96,250 in proceeds under 12.0%, 24 month convertible notes with existing shareholders. These notes are convertible and into stock and warrants with terms similar to those above.

The following table provides information relative to the contractual maturities of our outstanding notes payable as of October 31, 2010:

Fiscal Years Ending October 31,	Amount

2011	$113,449
2012	3,694,987

Subtotal	3,808,436
Discount	(627,514)

$3,180,922

11. Stockholders’ Equity

During January 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A common shares, or approximately $0.05 per share.

During the fourth quarter of fiscal 2010, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company granted 260,600 restricted Class A common shares each to its directors Robert H. Foglesong and Thomas Payne and 246,314 restricted Class A common shares each to its directors Frank E. Wren and Brian M. Jenkins.  Subsequent to October 31, 2010, because he did not fulfill his full term as a Director of the Company, Mr. Payne returned his shares.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

•
During the three months ended April 30, 2009, an entity controlled Mr. Philips converted two notes payable and accrued interest in the amount of $28,601 into 238,359 Class A common shares, or $0.12 per share, and a warrant for the purchase of 238,359 shares of restricted Class A common stock, with an exercise price of $0.24 per share. During the three months ended January 31, 2009, an entity controlled Mr. Philips converted a note payable and accrued interest in the amount of $10,725 into 89,381 Class A common shares, or $0.12 per share and a warrant for the purchase of 89,381 shares of restricted Class A common stock, with an exercise price of $0.24 per share.

Subsequent to October 31, 2010, in November 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $42,860 into 857,205 Class A common shares, or approximately $0.05 per share. Also after October 31, 2010, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company granted 223,098 restricted Class A common shares to its director James G. Stevenson and 125,000 restricted Class A common shares each to its directors Robert H. Foglesong, Frank E. Wren and Brian M. Jenkins as compensation for services as members of the Company’s Board of Directors. Additionally, the Company granted 50,000 restricted Class A common shares to a contractor for services provided. Because he did not complete his term as a Director of the Company, Mr. Thomas Payne returned the 260,600 shares previously granted.

12. Commitments and Contingencies

Operating Leases

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2010 is approximately $2,600. Total rent expense was approximately $32,000 and $49,000 for the years ended October 31, 2010 and 2009, respectively.

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

In August 2009, four former employees and one former contractor (“Claimants”) filed demands for arbitration with the American Arbitration Association related to deferred wages of approximately $89,000 and to the ownership of certain equipment. Management has accrued a provision for possible settlement of this dispute in the financial statements as of October 31, 2010 and October 31, 2009. A decision was issued by the Arbitrator which the Company received on June 11, 2010. The decision awarded the Claimants three times their deferred wages, plus attorney fees, totaling approximately $270,000. In September 2010, the Company settled with the Claimants where approximately $50,000 of the judgment was converted into two-year non-interest bearing notes, with monthly payouts, and where approximately $190,000 of the judgment was converted into 10% convertible notes due February 2012 similar to the Gemini note from the February Financing. Additionally, the Claimants’ attorney costs and fees were paid and the disputed equipment was returned.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

13. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for fiscal 2010 and 2009:

	Fiscal Year Ended October 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$65,546	$64,949	$202,381	$75,898
Gross profit	49,956	52,608	185,713	58,773
Loss from operations	(197,243)	(176,476)	(347,617)	(246,112)
Net loss	(311,532)	(403,355)	(537,314)	(472,856)
Basic and diluted net
loss per common share	(0.00)	(0.01)	(0.01)	(0.01)
Basic and diluted weighted
average common
shares outstanding	64,406,301	65,239,634	65,239,634	65,975,272

	Fiscal Year Ended October 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$157,469	$95,918	$44,388	$182,664
Gross profit	114,902	79,457	31,478	148,931
Loss from operations	(560,222)	(446,355)	(227,523)	(28,483)
Net loss	(702,689)	(588,091)	(392,964)	(166,456)
Basic and diluted net
loss per common share	(0.01)	(0.01)	(0.01)	(0.00)
Basic and diluted weighted
average common
shares outstanding	59,658,324	62,936,781	64,209,634	64,224,634

14. Going Concern

The Company has incurred losses since its inception of approximately $31.4 million and has had limited product sales from its inception through fiscal 2010. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

During fiscal 2010, the Company received approximately $1,097,950 in funding comprised of:

•
$583,000 from our Exclusive Distribution Agreement. The Agreement grants an exclusive United States distribution rights for all products developed by CDEX for application in the field of Oncology. Subsequent to October 31, 2010, $100,000 of this investment was returned to its investors. This transaction is more fully described in Note 9.

•
$514,950 from the net proceeds from notes payable. These notes bear interest at the rate of 10% per year and mature February 1, 2012. As a part of this financing, we restructured a number of convertible notes payable, accounts payables and deferred compensation balances into similar long-term notes.  These transactions are more fully described in Note 10.