Form 10-Q
period 2011-01-31
CDEX INC
filed 2011-03-17
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2011

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

On March 7, 2011, 67,698,165 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements
CDEX INC.
CONDENSED BALANCE SHEETS

	January 31, 2011	October 31. 2010
	Unaudited
Assets
Current assets
Cash	$47,478	$312,844
Accounts receivable - net	29,365	22,301
Inventory - net	201,149	212,585
Prepaid expenses	19,095	10,890
Total current assets	297,087	558,620
Property and equipment, net	40,862	45,948
Patents, net	68,512	70,418
Other assets	39,173	41,673
Total assets	$445,634	$716,659

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$426,352	$413,285
Notes payable and accrued interest	108,843	113,449
Advance payments	377,806	513,084
Total current liabilities	913,001	1,039,818
Notes payable and accrued interest - net	3,238,094	3,067,473
Total liabilities	4,151,095	4,107,291

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
January 31, 2011 and October 31, 2010	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 67,698,165 outstanding at January 31,
2011 and 66,453,462 outstanding at October 31, 2010	339,465	332,242
Additional paid in capital	27,786,866	27,644,626
Accumulated deficit	(31,831,825)	(31,367,533)
Total stockholders' deficit	(3,705,461)	(3,390,632)
Total liabilities and stockholders' deficit	$445,634	$716,659

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	January 31,
	2011	2010

Revenue	$125,254	$65,546

Cost of revenue	49,173	15,590

Gross profit	76,081	49,956

Operating Expenses
Selling, general and administrative	269,592	217,000
Research and development	53,127	30,199
Total operating expenses	322,719	247,199

Loss from operations	(246,638)	(197,243)

Other expense
Interest expense	(217,654)	(114,289)

Total other (expense)	(217,654)	(114,289)

Net loss	$(464,292)	$(311,532)

Basic net loss
per common share:	$(0.01)	$(0.00)

Basic weighted average
common shares outstanding	67,232,383	64,406,301

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended
	January 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(464,292)	$(311,532)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	7,673	7,568
Loan discount amortization	128,003	25,020
Stock-based compensation	97,717	55,199
Noncash interest expense	89,652	61,761
Changes in operating assets and liabilities
Accounts receivable	(7,064)	39,030
Inventory	11,436	6,168
Current liabilities	(122,211)	45,949
Net cash used by operating activities	(259,086)	(70,837)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	-	64,950
Repayment of notes payable	(6,280)	-
Net cash provided (used) by financing activities	(6,280)	64,950

Net decrease in cash	(265,366)	(5,887)

Cash and cash equivalents, beginning of the period	312,844	7,769

Cash and cash equivalents, end of the period	$47,478	$1,882

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$42,860	$50,000
Warrants issued for oncology agreement	$8,886	$-

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of January 31, 2011 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended January 31, 2011, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) FASB issued the FASB Accounting Standards Update (“ASU”) No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of the standard is not expected to have a significant impact on the company’s financial statements.

In December 2010, the FASB issued the FASB ASU No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The adoption of the standard is not expected to have a significant impact on the company’s financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

2.           Accounts Receivable - Net

Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at January 31, 2011 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

Our accounts receivables consisted of the following:

	January 31, 2011	October 31, 2010

Accounts receivable	$32,175	$25,111

Less: Allowance for doubtful accounts	2,810	2,810

Net accounts receivable	$29,365	$22,301

3.           Inventory - Net

Our inventories consisted of the following:

	January 31, 2011	October 31, 2010

Raw materials	$113,176	$119,958
Finished goods	96,811	101,465
Subtotal	209,987	221,423
Obsolescence reserve	(8,838)	(8,838)
Total inventory	$201,149	$212,585

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

4.           Property and equipment, net

  Our property and equipment consisted of the following:

	January 31, 2011	October 31, 2010

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	665,698	677,803
Leased equipment	67,348	67,348

Total	735,977	748,082

Less accumulated depreciation	(695,115)	(702,134)

Net property and equipment	$40,862	$45,948

5.           Patents, net

 Our patents consisted of the following:

	January 31, 2011	October 31, 2010

Patents	$100,000	$100,000

Less accumulated amortization	(31,488)	(29,582)

Net patents	$68,512	$70,418

6.           Accounts Payable and Accrued Expenses

 Accounts payable and accrued expenses consisted of the following:

	January 31, 2011	October 31, 2010
Legal fees	$32,342	$31,508
Deferred compensation	118,986	118,986
Accounts payable	261,904	252,951
Accrued payable to a distributor	13,120	9,840

	$426,352	$413,285

7.           Notes Payable

During the three months ended January 31, 2011, payments totaling $6,280 were made on the company’s non-interest bearing notes. Additionally, Gemini Master Fund Ltd. (“Gemini”) converted $42,860 of accrued interest on their note into 857,205 shares of CDEX Class A common stock.

During the three months ended January 31, 2010, the Company received $49,800 in proceeds under a 12.0%, 24 month convertible notes payable with an entity controlled our former CEO and an additional $15,150 in proceeds under similar convertible notes payable with other former Directors. These notes are convertible at the option of the note holders into common stock and warrants. The price for the stock and warrants in the conversion of these notes will be equal to the corresponding conversion price provided to Gemini, in the Gemini/ CDEX 12% Senior Convertible Note or Common Stock Purchase Warrant, both originally issued on June 25, 2008, or the best terms given to any investor during the 12 months following the note date. However, the note holders shall only receive the best terms that do not result in a resetting of conversion or warrant prices or a penalty associated with the Gemini note.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

The Company has been approached by a noteholder of one of our Convertible Notes to exercise their right to convert said note to shares of the Company's Class A common stock. The Company is unable to issue the stock for the conversion at this time as the issuance would cause the Company to exceed its authorized shares of Class A common stock.

8.          Share-Based Compensation

For the three months ended January 31, 2011, share-based compensation expense was approximately $97,000.  For the three months ended January 31, 2010, share-based compensation expense was approximately $27,691.  There were no related income tax benefits recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended January 31, 2011, we granted an option for 8,000,000 shares to our CEO with a grant date fair value of $232,462. The option grant has an exercise price equal to the market value of our common stock on the effective date of the grant. The option has a seven-year term and vest 50% upon grant and 50% over the remaining seven years depending on the attainment of certain performance goals. The options granted in the first quarter of 2011 have a weighted average exercise price of $0.05 per share. A total of 50,000 options expired in the quarter with a weighted average exercise price of approximately $0.05. We have a practice of issuing new stock to satisfy the exercises of stock options. Additionally, as compensation for their participation on the Company’s Board, the Company issued 598,098 restricted stock awards to its independent directors which will vest over six months and have an aggregate grant date fair value of approximately $30,000. Also, 260,600 shares of restricted stock awards were returned to the company and cancelled from Thomas Payne, who had resigned from the Board.

During the three months ended January 31, 2010, no options were granted or were cancelled/forfeited.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. For options granted in fiscal year 2011 and 2010, we use the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the three months ended January 31,
	2011	2010
Weighted average grant date fair value	$0.03	-
Expected volatility	75%	-
Expected dividends	0%	-
Expected term (years)	4.17	-
Risk free rate	2.74%	-

As of January 31, 2011, there was approximately $109,000 of unrecognized compensation costs related to unvested stock options, and approximately $35,000 of unrecognized compensation costs related to unvested restricted stock awards. These costs are expected to be recognized on a weighted-average basis over periods of less than one year for both restricted stock awards for unvested stock options.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

9.           Stockholders' Equity

During the three months ended January 31, 2011 Gemini Master Fund Ltd. (“Gemini”) converted $42,860 of accrued interest on their note into 857,205 unrestricted shares of CDEX Class A common stock, or approximately $0.05 per share. The Company also issued 598,098 restricted stock awards to its independent directors which will vest over six months. Also, 260,600 shares of restricted stock awards were returned to the company and cancelled from Thomas Payne, who had resigned from the Board. Additionally, the Company issued 50,000 shares of restricted common stock, with a grant date fair value of $2,500, to a consultant for services performed.

During the three months ended January 31, 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A Common Shares, or approximately $0.05 per share.

10.           Advance Payments

During the fourth quarter of fiscal year 2010, the Company received approximately $483,000 under our Exclusive Distribution Agreement (“Agreement”) effective August 20, 2010, with a number of signatories including PEMCO, LLC and Messrs. Peter Maina, Thomas Payne (a former Director of the Company), Robert Stewart, and Scott Newby (“the “Signatories”). The Agreement grants exclusive United States distribution rights for all products developed by CDEX for application in the field of Oncology. The term of the Agreement is for five years from the effective date of the Agreement. The financing tranche is available for up to $1.5 million. We may continue to raise money under this agreement. The Agreement grants the Signatories detachable three-year warrants for a total of 670,000 shares at an exercise price of $0.25. Revenue is being amortized on a straight-line basis over the five year term of the agreement resulting in revenue recognition of approximately $19,000 during the quarter ended January 31, 2011.

11.           Commitments and Contingencies

Litigation

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

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings and the Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects", ”should”, “intends”, “estimates” "continue" and other words of similar meaning.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.  Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010:

	2011	2010

Revenue	$125,254	$65,546
Cost of revenue	49,173	15,590
Selling, general and administrative	269,592	217,000
Research and development	53,127	30,199
Other expense	(217,654)	(114,289)

Net loss	$(464,292)	$(311,532)

REVENUE

Revenue was approximately $125,000 and $66,000 during the three months ended January 31, 2011 and 2010, respectively. The increase in revenue of approximately $59,000 resulted primarily from increased sales of the ID2 Meth Scanner, an increase in Pay Per Use revenue as well as the accrual of revenue from our Oncology Distribution agreement partially offset by a reduction of revenue from Cuvette sales.

COST OF REVENUE

Cost of revenue was approximately $49,000 and $16,000 during the three months ended January 31, 2011 and 2010, respectively, an increase of approximately $33,000 which includes an $11,000 increase in costs allocated to the oncology distribution agreement.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $270,000 during three months ended January 31, 2011, compared with $217,000 during the three months ended January 31, 2010. The increase of approximately $53,000 resulted primarily from increases in non-cash share-based expense and employee compensation of $62,000 as well as consulting costs of $9,000 partially offset by decreases in legal expenses of $16,000 and travel and marketing of $10,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $53,000 during the three months ended January 31, 2011, compared with $30,000 during the three months ended January 31, 2010, an increase of approximately $23,000 primarily attributable the increased focus on the further development of our Pocket ID2 Meth Scanner.

OTHER EXPENSE

Other expense for the three months ended January 31, 2011 was approximately $218,000 compared to $114,000 for the three months ended July 31, 2009.  The increase in of approximately $104,000 in the first quarter of 2011 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt in the quarter of $61,000 as well as an increase in interest expense of $43,000.

NET LOSS

The net loss was approximately $464,000 during the three months ended January 31, 2011, compared with a net loss of $312,000 during the three months ended January 31, 2010, due to the foregoing factors.

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

As of January 31, 2011, we had negative working capital of approximately $3,705,000 including $47,000 of cash. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through borrowings, equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors and could result our filing of bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that we will succeed in our fund raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We had a net decrease in cash and cash equivalents of approximately $265,000 during the three months ended January 31, 2011. During first three months of fiscal 2011, we used $259,000 of cash in operating activities. This amount is comprised primarily of our net loss of $464,000, our return of $100,000 proceeds from the oncology distribution agreements and an increase in our accounts receivable of $7,000 offset by loan discount amortization of $128,000, non-cash share based compensation expense of $98,000, interest expense of $90,000, a reduction of inventory of $11,000 and depreciation and amortization of $8,000. As part of our total cash used during the first three months of fiscal 2011, we had no investing activities but we did use $6,000 in the repayment of notes payable.  These repayments are on non-interest bearing notes that mature within a year.

ITEM 4T.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2011 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings and the Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2010, the Company issued 857,205 unrestricted shares of common stock to Gemini Master Fund Ltd. in consideration of the capital contribution of $42,860 through the conversion of the interest and/or unpaid principal due under that certain promissory Note dated February 15, 2010.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipient of the stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, is an accredited investor and possessed information on the Company necessary to make an informed investment decision.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance