Form 10-Q
period 2011-04-30
CDEX INC
filed 2011-06-14
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

On June 10, 2011, 99,006,982 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of April 30, 2011 (unaudited) and
October 31, 2010	1

Condensed Statements of Operations for the three months ended
April 30, 2011 and 2010 (unaudited)	2

Condensed Statements of Operations for the six months ended
April 30, 2011 and 2010	3

Condensed Statements of Cash Flow for the three months ended
April 30, 2011 and 2010 (unaudited)	4

Condensed Statements of Cash Flow for the six months ended
April 30, 2011 and 2010	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	11

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 5. Other Information	16

ITEM 6. Exhibits	16

Signatures	17

i

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements
CDEX INC.
CONDENSED BALANCE SHEETS

	April 30, 2011	October 31. 2010
	Unaudited
Assets
Current assets
Cash	$116,641	$312,844
Accounts receivable - net	25,056	22,301
Inventory - net	193,661	212,585
Prepaid expenses	16,317	10,890
Total current assets	351,675	558,620
Property and equipment, net	71,516	45,948
Patents, net	66,606	70,418
Other assets	1,399	41,673
Total assets	$491,196	$716,659

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$397,015	$413,285
Notes payable and accrued interest	3,032,976	113,449
Advance payments	404,598	513,084

Total current liabilities	3,834,589	1,039,818
Notes payable and accrued interest - net	-	3,067,473

Total liabilities	3,834,589	4,107,291

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
April 30, 2011 and October 31, 2010	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 76,603,875 outstanding at April 30,
2011 and 66,453,462 outstanding at October 31, 2010	382,994	332,242
Additional paid in capital	28,471,424	27,644,626
Accumulated deficit	(32,197,844)	(31,367,533)
Total stockholders' deficit	(3,343,393)	(3,390,632)
Total liabilities and stockholders' deficit	$491,196	$716,659

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	April 30
	2011	2010

Revenue	$95,935	$64,949

Cost of revenue	49,906	12,341

Gross profit	46,029	52,608

Operating Expenses
Selling, general and administrative	167,868	212,864
Research and development	34,126	16,220
Total operating expenses	201,994	229,084

Loss from operations	(155,965)	(176,476)

Other expense
Interest expense	(210,054)	(226,879)

Total other (expense)	(210,054)	(226,879)

Net loss	$(366,019)	$(403,355)

Basic net loss
per common share:	$(0.01)	$(0.01)

Basic weighted average
common shares outstanding	69,628,099	65,239,634

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended
	April 30
	2011	2010

Revenue	$221,189	$130,495

Cost of revenue	99,079	27,931

Gross profit	122,110	102,564

Operating Expenses
Selling, general and administrative	437,460	429,864
Research and development	87,253	46,419
Total operating expenses	524,713	476,283

Loss from operations	(402,603)	(373,719)

Other (expense)
Interest expense	(427,708)	(341,168)

Total other (expense)	(427,708)	(341,168)

Net loss	$(830,311)	$(714,887)

Basic and diluted net loss
per common share:	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	68,430,241	64,822,967

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended
	April 30
	2011	2010
Cash Flows from Operating Activities
Net loss	$(366,019)	$(403,355)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	7,436	35,087
Loan discount amortization	125,503	-
Stock-based compensation	112,852	(50,124)
Adjustment for doubtful accounts	-	(2,325)
Negotiated settlements on account payable	-	(31,637)
Noncash interest expense	82,050	251,887
Changes in operating assets and liabilities
Accounts receivable	4,309	(18,253)
Inventory	7,488	36,824
Prepaid expenses and other assets	4,368	(3,321)
Current liabilities	(2,545)	(138,196)
Net cash used by operating activities	(24,558)	(323,413)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	100,000	450,000
Repayment of notes payable	(6,279)	-
Net cash provided by financing activities	93,721	450,000

Net increase (decrease) in cash	69,163	126,587

Cash and cash equivalents, beginning of the period	47,478	1,882

Cash and cash equivalents, end of the period	$116,641	$128,469

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$528,386	$-
Warrants issued for oncology agreement	$86,849	$-
Conversion of accounts payable to notes payable	$-	$832,127
Transfer from inventory to fixed assets	$-	$5,652
Discount on refinanced notes	$-	$1,004,023

The accompanying notes are an integral part of these financial statements.

CDEX INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the six months ended
	April 30
	2011	2010
Cash Flows from Operating Activities
Net loss	$(830,311)	$(714,887)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	15,109	42,655
Loan discount amortization	253,506	-
Stock-based compensation	210,569	5,075
Adjustment for doubtful accounts	-	(2,325)
Negotiated settlements on account payable	-	(31,637)
Noncash interest expense	171,702	313,648
Changes in operating assets and liabilities
Accounts receivable	(2,755)	20,777
Inventory	18,924	42,992
Prepaid expenses and other assets	4,368	21,699
Current liabilities	(124,756)	(92,247)
Net cash used by operating activities	(283,644)	(394,250)

Cash Flows from Investing Activities
	-	-
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	100,000	514,950
Repayment of notes payable	(12,559)	-
Net cash provided by financing activities	87,441	514,950

Net increase (decrease) in cash	(196,203)	120,700

Cash and cash equivalents, beginning of the period	312,844	7,769

Cash and cash equivalents, end of the period	$116,641	$128,469

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$571,246	$50,000
Warrant incremental fair value on renegotiated debt	$86,849	$-
Warrants issued for oncology agreement	$8,886	$-
Conversion of accounts payable to notes payable	$-	$832,127
Transfer from inventory to fixed assets	$-	$5,652
Discount on refinanced notes	$-	$1,004,023

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of April 30, 2011 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended April 30, 2011, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The ASU amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard is effective for the Company beginning with the quarter ending April 30, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

2.         Accounts Receivable - Net

Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at April 30, 2011 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)
Our accounts receivables consisted of the following:

	April 30, 2011	October 31, 2010

Accounts receivable	$27,866	$25,111

Less: Allowance for doubtful accounts	2,810	2,810

Net accounts receivable	$25,056	$22,301

3.         Inventory - Net

Our inventories consisted of the following:

	April 30, 2011	October 31, 2010

Raw materials	$101,037	$119,958

Finished goods	101,462	101,465
Subtotal	202,499	221,423
Obsolescence reserve	(8,838)	(8,838)

Total inventory	$193,661	$212,585

4.         Property and equipment, net

Our property and equipment consisted of the following:

	April 30, 2011	October 31, 2010

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	701,437	677,803
Leased equipment	67,348	67,348

Total	771,716	748,082

Less accumulated depreciation	(700,200)	(702,134)

Net property and equipment	$71,516	$45,948

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

5.         Patents, net

Our patents consisted of the following:

	April 30, 2011	October 31, 2010

Patents	$100,000	$100,000

Less accumulated amortization	(33,394)	(29,582)

Net patents	$66,606	$70,418

6.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2011	October 31, 2010
Legal fees	$31,447	$31,508
Deferred compensation	138,986	118,986
Accounts payable	210,647	252,951
Accrued payable to a distributor	15,935	9,840

	$397,015	$413,285

7.         Notes Payable

During the three months ended April 30, 2011, two holders of our 10% convertible notes converted approximately $528,000 of accrued interest and principal into 6,855,506 shares of CDEX Class A common stock. Also, the Company entered into a Term Note (“Note”) and a Warrant Amendment with Gemini Master Fund Ltd. (“Gemini”). The Note is for $100,000 with an interest rate of 10.5% and is convertible into CDEX common stock at the rate of $0.05 a share and is due March 1, 2012 (subject to acceleration). The Warrant Amendment modifies the Gemini’s existing warrant by increasing the number of shares under the warrant from 5,000,000 to 8,000,000 shares and reduces the exercise price from $0.08 a share to $0.05 a share.  The effect of the Warrant Amendment increased the incremental relative fair value of the warrant by approximately $87,000, which the Company has recognized as a discount to the Note and will amortize over the remaining life of the Note.  The Company also entered into an Amendment and Conversion Agreement with Gemini which amends the $1,151,000 February 15, 2010 note issued to Gemini by changing the conversion price to $0.05 a share and specifying certain circumstances under which Gemini will be required to convert a portion of its note.  Additionally during the quarter, payments totaling approximately $6,000 were made on the company’s non-interest bearing notes.

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $589,000 of their notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal balance of approximately $18,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

             During the three months ended April 30, 2010, the Company entered into a Securities Purchase Agreement with its largest creditor, Gemini, and with three other investors including an entity controlled by our CEO. Included in the agreement is the restructuring of the June 25, 2008 Senior Convertible Note held by Gemini where $1,151,100 of outstanding principal and accrued interest was capitalized into a new note bearing interest at 10% and convertible into Class A common stock at the rate of $0.05 per share for the first $800,000 of principal converted, and $0.08 per share for converted balances in excess of $800,000. We accounted for this as a debt extinguishment. The note matures on February 1, 2012, but has accelerated payment provisions and a contingent security interest, if certain financial milestones are not met. Additionally as a part of the restructuring, the common Stock Purchase Warrant issued on June 25, 2008 to Gemini was adjusted. Included in the restructuring was a $450,000 cash infusion from three other investors, for which the Company issued notes similar to that issued to Gemini. Also, as a part of this restructuring, $247,115 principal and accrued interest of existing convertible notes payables held by an investor were consolidated and converted into a new convertible note similar to that issued to Gemini.

8.         Share-Based Compensation

For the three months ended April 30, 2011, share-based compensation expense was approximately $54,000.  For the three months ended April 30, 2010, share-based compensation expense was a negative $22,000.  There were no related income tax benefits recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended April 30, 2011, no options were granted. A total of 650,000 options expired in the quarter with a weighted average exercise price of approximately $0.05.  As compensation for their participation on the Company’s Board, the Company issued 550,204 restricted stock awards to its independent directors which will vest over six months and have an aggregate grant date fair value of approximately $22,000.

During the three months ended April 30, 2010, we granted an option for 50,000 shares to an employee.  This option contains an exercise price equal to the market value of our common stock on the date of grant and vests 50% six months and twelve months from issuance. Additionally, during the three months ended April 30, 2010, we granted an option for 360,000 to our then CEO, Donald W. Strickland . This option contains an exercise price equal to the market value of our common stock on the date of grant and vests 1/12 each month for the following twelve months. The options granted in the second quarter of 2010 have a weighted average exercise price of $0.09 per share. Total expired options for the quarter was 490,000 options all of which had a weighted average exercise price of $0.09.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. For options granted in fiscal years 2011 and 2010, we use the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the three months ended April 30,
	2011	2010
Weighted average grant date fair value	-	$0.05
Expected volatility	-	75%
Expected dividends	-	0%
Expected term (years)	-	1.75 - 4.79
Risk free rate	-	1.07 - 2.54%

As of April 30, 2011, there was approximately $83,000 of unrecognized compensation costs related to unvested stock options, and approximately $29,000 of unrecognized compensation costs related to unvested restricted stock awards. These costs are expected to be recognized on a weighted-average basis over periods of less than one year for both restricted stock awards for unvested stock options.

CDEX, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)
9.         Stockholders' Equity

During the three months ended April 30, 2011, two holders of our 10% convertible notes converted approximately $528,000 of accrued interest and principal into 6,855,506 shares of CDEX Class A common stock.  The Company also issued 550,204 restricted stock awards to its independent directors which will vest over six months.

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $589,000 of their notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal balance of approximately $18,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share.

During the three months ended April 30, 2010, there were no transactions involving stock of the Company.

10.        Advance Payments

During the quarter ended April 30, 2011, we recognized revenue of approximately $19,000 on our distribution agreement regarding all products developed for application in the field of oncology.

11.       Commitments and Contingencies

Litigation

Due to the lack of liquidity, the Company is in arrears on a number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts; however, we have received a demand letter from one of our creditors. Should any of these other creditors pursue recourse the Company may not be able to continue as a going concern.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings and the Company is not aware of any pending claims or assessments which may have a material adverse impact on the Company’s financial position or results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects", ”should”, “intends”, “estimates” "continue" and other words of similar meaning.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.  Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary area of focus in 2011 continues to be products in the medical and security markets with our principal product lines noted below:

1.	Healthcare Market.
ValiMed™ Medication Validation System (MVS) Product Line - Validation of substances, training and quality assurance. This product line, with stand-alone units and ancillary products providing a recurring revenue stream, is installed in a number of hospitals and addresses three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications and soon to address multi-compounded cocktails, such as total parenteral nutrition and Oncology admixtures, through the fourth generation of the ValiMed device which will be called the G4; (ii) harmful counterfeit medications; and (iii) diversion of hospital narcotics.

2.	Security Market.
CDEX ID2™ Product Line – real time detection of specified illegal drugs. This product line currently comprises two instruments. Both of the devices are hand held models that detect methamphetamine. The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection and remediation industries, as well as housing authorities and the hotel industry. The Pocket ID2 is a pocket sized hand held device that currently detects visible and prosecutable quantities of methamphetamine, with other drugs such as cocaine, heroin, OxyContin and Ecstasy expected to come in the near future.  We are currently in the early stages of applying the ValiMed technology to a table top device that is expected to be portable and able to detect trace amounts of specified illegal drugs and explosives in virtually real time.  The products mentioned above will most likely be of interest to all areas of law enforcement, such as police and sheriff departments, U.S. border patrol, port authorities, the TSA, the FBI, all of the U.S. Military, and many other agencies.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010:

	2011	2010

Revenue	$95,935	$64,949
Cost of revenue	49,906	12,341
Selling, general and administrative	167,868	212,864
Research and development	34,126	16,220
Other expense	(210,054)	(226,879)

Net loss	$(366,019)	$(403,355)

REVENUE

Revenue was approximately $96,000 and $65,000 during the three months ended April 30, 2011 and 2010, respectively. The increase in revenue of approximately $31,000 resulted primarily from the accrual of revenue from our Oncology Exclusive Distribution Agreement, an increase in Pay Per Use revenue and an increase in sales of the ID2 Meth Scanner partially offset by a reduction of revenues from installation and training as well as ValiMed maintenance.

COST OF REVENUE

Cost of revenue was approximately $50,000 and $12,000 during the three months ended April 30, 2011 and 2010, respectively, an increase of approximately $38,000 which includes an approximate increase of  $21,000 in cost of sales material and a $12,000 increase in costs allocated to the Oncology Exclusive Distribution Agreement.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $168,000 during the three months ended April 30, 2011, compared with $213,000 during the three months ended April 30, 2010. The decrease of approximately $45,000 resulted primarily from decreases in consulting, professional and legal expenses of $32,000, travel and marketing of $14,000 and general operating expenses of $13,000 partially offset by increases in non-cash share-based expense and employee compensation of $17,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $34,000 during the three months ended April 30, 2011, compared with $16,000 during the three months ended April 30, 2010, an increase of approximately $17,000 in compensation, primarily attributable the increased focus on the further development of our Pocket ID2 Meth Scanner.

OTHER EXPENSE

Other expense for the three months ended April 30, 2011 was approximately $210,000 compared to $227,000 for the three months ended April 30, 2010.  The decrease of approximately $17,000 in the second quarter of 2011 reflects primarily the decrease of the amortization of discount associated with the GEMINI and other debt in the quarter of $42,000 partially offset by an increase in interest expense of $25,000.

NET LOSS

The net loss was approximately $366,000 during the three months ended April 30, 2011, compared with a net loss of $403,000 during the three months ended April 30, 2010, due to the foregoing factors.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010:

	2011	2010

Revenue	$221,189	$130,495
Cost of revenue	99,079	27,931
Selling, general and administrative	437,460	429,864
Research and development	87,253	46,419
Other expense	(427,708)	(341,168)

Net loss	$(830,311)	$(714,887)

REVENUE

Revenue was approximately $221,000 and $130,000 during the six months ended April 30, 2011 and 2010, respectively. The increase in revenue of approximately $91,000 resulted primarily from increased sales of the ID2 Meth Scanner, an increase in Pay Per Use revenue as well as the accrual of revenue from our Oncology Exclusive Distribution Agreement partially offset by a reduction of revenue from Cuvette sales.

COST OF REVENUE

Cost of revenue was approximately $99,000 and $28,000 during the six months ended April 30, 2011 and 2010, respectively, an increase of approximately $71,000 which includes a $38,000 increase in costs of our ID2 Meth Scanner as well as a $27,000 increase in costs allocated to the Oncology Exclusive Distribution Agreement.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $437,000 during the six months ended April 30, 2011, compared with $430,000 during the six months ended April 30, 2010. The increase of approximately $7,000 resulted primarily from increases in non-cash share-based expense and employee compensation of $79,000 partially offset by decreases in consulting, professional and legal expenses of $32,000, travel and marketing of $23,000 and general operating expenses of $14,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $87,000 during the six months ended April 30, 2011, compared with $46,000 during the six months ended April 30, 2010, an increases of approximately $31,000 in compensation and $10,000 in materials primarily attributable the increased focus on the further development of our Pocket ID2 Meth Scanner.

OTHER EXPENSE

Other expense for the six months ended April 30, 2011 was approximately $428,000 compared to $341,000 for the six months ended April 30, 2010.  The increase in of approximately $87,000 in the first two quarters of fiscal 2011 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt in the quarter of $59,000 as well as an increase in interest expense of $28,000.

NET LOSS

The net loss was approximately $830,000 during the six months ended April 30, 2011, compared with a net loss of $715,000 during the six months ended April 30, 2010, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  To date, CDEX has incurred substantial losses, and will require financing for operating expense, working capital and other corporate purposes.  We anticipate that we will require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues. Due to the lack of liquidity, the Company is in arrears on a number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts; however, we have received a demand letter from one of our creditors. Should any of these other creditors pursue recourse the Company may not be able to continue as a going concern.

As of April 30, 2011, we had negative working capital of approximately $3,343,000 including $117,000 of cash. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through borrowings, equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors which could result in our filing for bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that we will succeed in our fund raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We had a net decrease in cash and cash equivalents of approximately $196,000 during the six months ended April 30, 2011. During first six months of fiscal 2011, we used $284,000 of cash in operating activities. This amount is comprised primarily of our net loss of $830,000, our return of $100,000 proceeds from the Oncology Exclusive Distribution Agreement partially offset by loan discount amortization of $254,000, non-cash stock based compensation expense of $211,000, interest expense of $172,000, a reduction of inventory of $19,000 and depreciation and amortization of $15,000. As part of our total cash used during the first six months of fiscal 2011, we had no investing activities but financing activities provided $87,000 comprised of $100,000 in proceeds from the issuance of convertible notes payable, offset by the use of $13,000 in the repayment of non-interest bearing notes that mature within a year.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2011, two holders of our 10% convertible notes converted approximately $528,000 of accrued interest and principal into 6,855,506 shares of CDEX Class A common stock.  The Company also issued 550,204 restricted stock awards to its independent directors which will vest over six months.  In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $589,000 of notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share.  In June 2011, a holder of our notes with a principal balance of approximately $18,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share.  The note conversions were exempt from registration in reliance on Sections 4(2)and 3(a)(9) of the Securities Act of 1933, as amended, as they were not in connection with a public offering and the conversions were an exchange of securities with existing holders exclusively. No underwriters were used in the completion of these transactions and no commission or other remuneration was paid or given.

ITEM 5.  Other Information

(a)	Not Applicable

(b)	The Company has not adopted formal procedures for the nomination by stockholders of candidates to serve on its Board of Directors.

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2011.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance