Form 10-K/A
period 2010-10-31
CDEX INC
filed 2011-07-01
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE – None

Explanatory Note about the Report

CDEX INC., a Nevada corporation, “CDEX,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2010, originally filed on January 31, 2011 (the “Original Filing”). This Amendment amends only Item 12 of Part III of the Original Filing and sets forth only the portion of the Original Filing that is amended.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 12 of Part III is being amended solely to correctly reflect the effect of the Ownership Limitation portion of the note agreements that entities controlled by Mr. Philips are holders.

Except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Mr. Jeffery K. Brumfield	Executive Officer and Director	5,113,970	(3)	7.55%

Malcolm H. Philips, Jr.	Former Executive Officer	4,499,809	(2)	6.56%

Frank E. Wren	Director	738,813	(4)	*

Stephen A. McCommon	Executive Officer	516,580	(5)	*

Robert H. Foglesong	Director	385,600	(6)	*

Brian M. Jenkins	Director	371,314	(7)	*

James G. Stevenson	Director	223,098	(8)	*

directors as a group (6 persons)		7,349,375

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 19, 2011.

(2)
Based on form 4 filed on April 29, 2009, represents 3,572,842 shares of Class A common stock held by Mr. Philips. Additionally, based on information known by the Company, a) entities over which Mr. Philips has a controlling interest hold 327,467 warrants exercisable within 60 days of January 19, 2011, and b) Mr. Philips holds 600,000 options exercisable within 60 days of January 19, 2011. Entities controlled by Mr Philips hold an aggregate of $457,114 in principal amount of convertible debentures issued by the Company.  The number of shares of Common Stock into which the convertible debentures are convertible at any point in time is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in Mr. Philips having beneficial ownership of 4.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation").  Mr. Philips disclaims beneficial ownership of any and all shares of Common Stock that would cause any of his beneficial ownership to exceed the Ownership Limitation. Therefore, the convertible debentures are not currently convertible.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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