Form 10-Q
period 2011-07-31
CDEX INC
filed 2011-09-13
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2011

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

On September 9, 2011, 99,615,266 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

	Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010	1

	Statements of Operations for the three months ended July 31, 2011 and 2010 (unaudited)	2

	Statements of Operations for the nine months ended July 31, 2011 and 2010 (unaudited)	3

	Statements of Cash Flow for the three months ended July 31, 2011 and 2010 (unaudited)	4

	Statements of Cash Flow for the nine months ended July 31, 2011 and 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	16

Part II OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	17

Signatures		18

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	July 31, 2011	October 31. 2010
	Unaudited
Assets
Current assets
Cash	$130,255	$312,844
Accounts receivable - net	37,760	22,301
Inventory - net	193,126	212,585
Deferred costs - current	15,246	10,890
Total current assets	376,387	558,620
Property and equipment, net	81,810	45,948
Patents, net	64,700	70,418
Other assets	1,397	41,673
Total assets	$524,294	$716,659

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$471,726	$413,285
Notes payable and accrued interest	1,822,267	113,449
Deferred revenue - current	127,518	117,426
Total current liabilities	2,421,511	644,160

Deferred revenue - noncurrent	238,133	395,658
Notes payable and accrued interest - net	-	3,067,473
Total liabilities	2,659,644	4,107,291

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
July 31, 2011 and October 31, 2010	33	33
Class A common stock - $.005 par value per share, 100,000,000 shares authorized and 99,615,206 outstanding at July 31,
2011 and 66,453,462 outstanding at October 31, 2010	498,050	332,242
Additional paid in capital	29,822,303	27,644,626
Accumulated deficit	(32,455,736)	(31,367,533)
Total stockholders' deficit	(2,135,350)	(3,390,632)
Total liabilities and stockholders' deficit	$524,294	$716,659

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended
July 31
	2011	2010

Revenue	$231,693	$202,381

Cost of revenue	36,842	16,668

Gross profit	194,851	185,713

Operating Expenses
Selling, general and administrative	211,394	508,683
Research and development	28,165	24,647
Total operating expenses	239,559	533,330

Loss from operations	(44,708)	(347,617)

Other expense
Interest expense	(213,184)	(189,697)

Total other (expense)	(213,184)	(189,697)

Net loss	$(257,892)	$(537,314)

Basic net loss
per common share:	$(0.00)	$(0.01)

Basic weighted average
common shares outstanding	95,291,618	65,239,634

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

For the nine months ended
July 31
	2011	2010

Revenue	$452,882	$332,876

Cost of revenue	135,921	44,599

Gross profit	316,961	288,277

Operating Expenses
Selling, general and administrative	648,854	938,547
Research and development	115,418	71,066
Total operating expenses	764,272	1,009,613

Loss from operations	(447,311)	(721,336)

Other (expense)
Interest expense	(640,892)	(530,865)

Total other (expense)	(640,892)	(530,865)

Net loss	$(1,088,203)	$(1,252,201)

Basic and diluted net loss
per common share:	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	77,384,033	64,961,856

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

For the three months ended
July 31
	2011	2010
Cash Flows from Operating Activities
Net loss	$(257,892)	$(537,314)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	7,885	(19,669)
Loan discount amortization	154,452	30,020
Share-based compensation	51,718	50,205
Noncash interest expense	56,232	187,198
Changes in operating assets and liabilities
Accounts receivable	(12,704)	13,315
Inventory	535	(4,467)
Deferred costs and other assets	1,073	(2,923)
Current liabilities	35,764	215,344
Net cash provided (used) by operating activities	37,063	(68,291)

Cash Flows from Investing Activities
Purchase of equipment	(16,273)	-
Net cash used by investing activities	(16,273)	-

Cash Flows from Financing Activities
Repayment of notes payable	(7,176)	-
Net cash used by financing activities	(7,176)	-

Net increase (decrease) in cash	13,614	(68,291)

Cash, beginning of the period	116,641	128,469

Cash, end of the period	$130,255	$60,178

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$1,414,216	$-
Transfer from inventory to fixed assets	$-	$4,248

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended
July 31
	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,088,203)	$(1,252,201)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	22,994	22,986
Loan discount amortization	407,958	30,020
Share-based compensation	262,287	55,280
Adjustment for doubtful accounts	-	(2,325)
Negotiated settlements on account payable	-	(31,637)
Noncash interest expense	227,934	500,846
Changes in operating assets and liabilities
Accounts receivable	(15,459)	34,092
Inventory	19,459	38,525
Deferred costs and other assets	5,441	18,776
Current liabilities	(88,992)	123,097
Net cash used by operating activities	(246,581)	(462,541)

Cash Flows from Investing Activities
Purchase of equipment	(16,273)	-
Net cash used by investing activities	(16,273)	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	100,000	514,950
Repayment of notes payable	(19,735)	-
Net cash provided by financing activities	80,265	514,950

Net increase (decrease) in cash	(182,589)	52,409

Cash, beginning of the period	312,844	7,769

Cash, end of the period	$130,255	$60,178

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$1,985,462	$50,000
Warrant incremental fair value on renegotiated debt	$86,850	$-
Warrants issued for oncology agreement	$8,886	$-
Conversion of accounts payable to notes payable	$-	$832,127
Transfer from inventory to fixed assets	$-	$9,900
Discount on refinanced notes	$-	$1,004,023

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of July 31, 2011 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended July 31, 2011, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

The following unaudited financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

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

Recent Accounting Pronouncements

In June 2011, the Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for CDEX means November 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

2.            Accounts Receivable - Net

Accounts receivable are expected to be collected within one year. The allowance for doubtful accounts at July 31, 2011 represents an estimate for potentially uncollectible accounts receivable customers which is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Our accounts receivables consisted of the following:

	July 31, 2011	October 31, 2010

Accounts receivable	$40,570	$25,111

Less: Allowance for doubtful accounts	2,810	2,810

Net accounts receivable	$37,760	$22,301

3.            Inventory - Net

Our inventories consisted of the following:

	July 31, 2011	October 31, 2010

Raw materials	$126,627	$119,958

Finished goods	74,590	101,465
Subtotal	201,217	221,423
Obsolescence reserve	(8,091)	(8,838)

Total inventory	$193,126	$212,585

4.            Property and equipment, net

Our property and equipment consisted of the following:

	July 31, 2011	October 31, 2010

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	717,710	677,803
Leased equipment	67,348	67,348

Total	787,989	748,082

Less accumulated depreciation	(706,179)	(702,134)

Net property and equipment	$81,810	$45,948

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

5.            Patents, net

Our patents consisted of the following:

	July 31, 2011	October 31, 2010

Patents	$100,000	$100,000

Less accumulated amortization	(35,300)	(29,582)

Net patents	$64,700	$70,418

6.            Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 31, 2011	October 31, 2010
Legal fees	$28,249	$31,508
Deferred compensation	163,986	118,986
Accounts payable	262,606	252,951
Accrued payable to a distributor	16,885	9,840

	$471,726	$413,285

7.            Notes Payable

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $598,000 principal and interest of our 10% notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal and accrued interest balance of approximately $20,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share.

There was no reportable note activity during the three months ended July 31, 2010.

8.            Share-Based Compensation

For the three months ended July 31, 2011, share-based compensation expense was approximately $52,000, approximately half of which is attributable to options and half attributable to stock grants.  For the three months ended July 31, 2010, share-based compensation expense was approximately $50,000.  Of this, $38,000 was primarily due incremental fair values of options to employees, active consultants and to directors whose exercise prices were modified to a more current price of $0.05 a share and the lives of the options were redefined as ten years from date of grant for employees and five years from date of grant for active consultants and directors.  For the nine months ended July 31, 2011 and 2010, share-based compensation expense was approximately $203,000 and $55,000, respectively.  There was no related income tax benefit recognized because our deferred tax assets are fully offset by a valuation allowance.

During the three months ended July 31, 2011, no options were granted or cancelled/expired.  As compensation for their participation on the Company’s Board, the Company issued 608,284 restricted stock awards to its independent directors which will vest over six months and have an aggregate grant date fair value of approximately $24,000.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

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

	For the nine months ended July 31,
	2011	2010
Weighted average grant date fair value	$0.03	$0.08
Expected volatility	75%	75%
Expected dividends	0%	0%
Expected term (years)	3 - 4.17	1 - 5.75
Risk free rate	0.05 - 2.74%	0.30 - 3.14%

During the three months ended July 31, 2011, we granted a warrant for 100,000 shares to a consultant. The warrant granted contains an exercise price equal to the market value of our common stock on the date of grant. The warrant has a three-year term and vests 12 months after grant date.  The warrant granted in the third quarter of 2011 has an exercise price of $0.04 per share and was valued at $0.0194 as its per share grant date fair value based on an expected volatility of 75%, $0.00 in expected dividends, an expected term of three years and a risk free rate of return of 0.05%. During the nine months ended July 31, 2011, options to purchase 8,000,000 shares were granted, options to purchase 700,000 shares expired, stock grants of 1,806,506 were issued, stock grants of 260,600 were forfeited and a warrant for 100,000 shares was granted.

As of July 31, 2011, there was approximately $59,000 of unrecognized compensation costs related to unvested stock options, and approximately $27,000 of unrecognized compensation costs related to unvested restricted stock awards. These costs are expected to be recognized on a weighted-average basis over periods of less than one year for both restricted stock awards for unvested stock options.

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

During the three months ended April 30, 2011, two holders of our 10% convertible notes converted approximately $528,000 of accrued interest and principal into 6,855,506 shares of CDEX Class A common stock.  The Company also issued 550,204 restricted stock awards to its independent directors which will vest over six months. Additionally, the Company issued 1,500,000 shares of stock, with a grant date fair value of $58,000, to an independent contractor for services performed.

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $598,000 principal and interest of our 10% notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal and accrued interest balance of approximately $20,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share.  Additionally, during the three months ended July 31, 2011, the Company issued 608,284 restricted stock awards to its independent directors compensation for their participation on the Company’s Board. This award will vest in six months.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

During the three months ended January 31, 2010, Gemini converted a portion of its note payable and accrued interest in the amount of $50,000 into 1,000,000 Class A Common Shares, or approximately $0.05 per share.  During the three months ended April 30, 2010, there were no transactions involving stock of the Company.  And, during the three months ended July 31, 2010, there were no transactions involving stock of the Company.

10.          Deferred Revenue

During the quarter ended July 31, 2011, we recognized revenue of approximately $19,000 on our distribution agreement regarding all products developed for application in the field of oncology.

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

12.          Subsequent Events

At the Annual Stockholder’s meeting on August 18, 2011, the stockholders ratified the proposal to amend the Company’s’ Certificate of Incorporation increasing the number of Authorized Shares of Common Stock from 100,000,000 shares to 300,000,000 shares.

Also, in August 2011, the Company received an additional $50,000 under the Oncology Exclusive Distribution Agreement.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010:

	2011	2010

Revenue	$231,693	$202,381
Cost of revenue	36,842	16,668
Selling, general and administrative	211,394	508,683
Research and development	28,165	24,647
Other expense	(213,184)	(189,697)

Net loss	$(257,892)	$(537,314)

REVENUE

Revenue was approximately $232,000 and $202,000 during the three months ended July 31, 2011 and 2010, respectively. The increase in revenue of approximately $30,000 resulted primarily from an increase in sales of the ID2 Meth Scanner sales in 2011, an increase in revenue from Pay Per Use clients, the accrual of revenue from our Oncology Exclusive Distribution Agreement and sales of our obsolete raw materials inventory partially offset by a reduction of revenues from the sales of our ValiMed product line, a reduction of our installation and training revenues as well as ValiMed maintenance revenue.

COST OF REVENUE

Cost of revenue was approximately $37,000 and $17,000 during the three months ended July 31, 2011 and 2010, respectively, an increase of approximately $20,000 which includes an increase of approximately $12,000 costs allocated to the Oncology Exclusive Distribution Agreement.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $211,000 during the three months ended July 31, 2011, compared with $509,000 during the three months ended July 31, 2010. The decrease of approximately $298,000 resulted primarily from decreases in consulting, professional and legal expenses of $165,000, which reflects the $191,000 recognition of a judgment against the Company in 2010, and non-cash share-based expense and employee compensation of $121,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $28,000 during the three months ended July 31, 2011, compared with $25,000 during the three months ended July 31, 2010, an increase of approximately $3,000 which is primarily attributable to the increased focus on the further development of our Pocket ID2 Meth Scanner as well as the development of our G4 ValiMed product.

OTHER EXPENSE

Other expense for the three months ended July 31, 2011 was approximately $213,000 compared to $190,000 for the three months ended July 31, 2010.  The increase of approximately $23,000 in the third quarter of 2011 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt in the quarter of $42,000 partially offset by a decrease in interest expense of $19,000.

NET LOSS

The net loss was approximately $258,000 during the three months ended July 31, 2011, compared with a net loss of $537,000 during the three months ended July 31, 2010, due to the foregoing factors.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010:

	2011	2010

Revenue	$452,882	$332,876
Cost of revenue	135,921	44,599
Selling, general and administrative	648,854	938,547
Research and development	115,418	71,066
Other expense	(640,892)	(530,865)

Net loss	$(1,088,203)	$(1,252,201)

REVENUE

Revenue was approximately $453,000 and $333,000 during the nine months ended July 31, 2011 and 2010, respectively. The increase in revenue of approximately $120,000 resulted primarily from increased sales of the ID2 Meth Scanner, an increase in the accrual of revenue from our Oncology Exclusive Distribution Agreement and an increase in Pay Per Use and supplies revenue, partially offset by a reduction of revenues from the sales of our ValiMed product line, a reduction of our installation and training revenues as well as ValiMed maintenance revenue.

COST OF REVENUE

Cost of revenue was approximately $136,000 and $45,000 during the nine months ended July 31, 2011 and 2010, respectively, an increase of approximately $91,000 which includes a $44,000 increase in costs of our ID2 Meth Scanner as well as a $38,000 increase in costs allocated to the Oncology Exclusive Distribution Agreement.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $649,000 during the nine months ended July 31, 2011, compared with $939,000 during the nine months ended July 31, 2010. The decrease of approximately $290,000 resulted primarily from decreases in consulting, professional and legal expenses of approximately $257,000, which reflects the $191,000 recognition of a judgment against the Company in 2010, travel and marketing of $27,000 and general operating expenses of $23,000, partially offset by a $23,000 increase in non-cash share-based expense and employee compensation.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $115,000 during the nine months ended July 31, 2011, compared with $71,000 during the nine months ended July 31, 2010, which is reflective of an increase of approximately $29,000 in compensation and $15000 in materials primarily attributable the increased focus on the further development of our Pocket ID2 Meth Scanner and the development of our G4 ValiMed product.

OTHER EXPENSE

Other expense for the nine months ended July 31, 2011 was approximately $641,000 compared to $531,000 for the nine months ended July 31, 2010.  The increase in of approximately $110,000 in the first three quarters of fiscal 2011 reflects primarily the increase of the amortization of discount associated with the GEMINI and other debt in the quarter of $60,000 as well as an increase in interest expense of $50,000.

NET LOSS

The net loss was approximately $1,088,000 during the nine months ended July 31, 2011, compared with a net loss of $1,252,000 during the nine months ended July 31, 2010, due to the foregoing factors.

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

As of July 31, 2011, we had negative working capital of approximately $2,135,000 including $130,000 of cash. We anticipate the need to raise additional capital or increase revenue over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to increase product sales, raise additional funds through borrowings, equity or debt financing. If we are not successful in raising the required additional capital, we may default in our payments to creditors which could result in our filing for bankruptcy protection. The Company is actively seeking new investments from its current accredited investors as well as new accredited investors. There is no assurance that we will succeed in our fund raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We had a net decrease in cash of approximately $183,000 during the nine months ended July 31, 2011. During first nine months of fiscal 2011, we used $247,000 of cash in operating activities. This amount is comprised primarily of our net loss of $1,088,000 and our return of $100,000 proceeds from the Oncology Exclusive Distribution Agreement partially offset by loan discount amortization of $408,000, non-cash share based compensation expense of $262,000, interest expense of $228,000, depreciation and amortization of $23,000 and a reduction of inventory of $19,000. As part of our total cash used during the first nine months of fiscal 2011, we used $16,000 in investing activities with the purchase of equipment and financing activities provided $80,000 comprised of $100,000 in proceeds from the issuance of convertible notes payable offset by the use of $20,000 in the repayment of non-interest bearing notes.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2011, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $598,000 principal and interest of our 10% notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal and accrued interest balance of approximately $20,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share.  The note conversions were exempt from registration in reliance on Sections 4(2)and 3(a)(9) of the Securities Act of 1933, as amended, as they were not in connection with a public offering and the conversions were an exchange of securities with existing holders exclusively. No underwriters were used in the completion of these transactions and no commission or other remuneration was paid or given.  Additionally, during the three months ended July 31, 2011, the Company issued 608,284 restricted stock awards to its independent directors as compensation for their participation on the Company’s Board. This award will vest in six months.

ITEM 4. Removed and Reserved)

ITEM 5. Other Information

(a)	Not Applicable

(b)	The Company has not adopted formal procedures for the nomination by stockholders of candidates to serve on its Board of Directors.

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2011.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance