Form 10-K
period 2011-10-31
CDEX INC
filed 2012-01-30
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to pursuant to Item 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A common stock held by non-affiliates was approximately $2,789,000 on April 30, 2011 (the last day of the registrant’s most recently completed second quarter) based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of Common Shares of the Registrant outstanding as of January 17, 2012 was 109,996,717.

DOCUMENTS INCORPORATED BY REFERENCE – None

CDEX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2011

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

4.
The Company is also exploring unique opportunities in select markets verticals where its proprietary technology may provide low cost/ realtime solutions to a growing concern such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances.

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

The CDEX advantage is that substances of interest are tested at the base levels and their signatures are compared to the known signatures of the substance of interest. This provides rapid validation and authentication that the substance is genuine. CDEX technology is not centered on packaging schemes such as holograms, inks, ingredient taggants or Radio Frequency Identification (or RFID) tags, all of which can be defeated by determined counterfeiters.

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2011 was the development and enhancement of our ValiMed system and ID2 products for use in the medical and security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

1.	Healthcare Market.
ValiMed™ Medication Validation System (MVS) Product Line - The ValiMed line has been fully redesigned in 2011 with the launch of the fourth generation ValiMed (“VG4”).  The ValiMed G4 drug validation system helps healthcare providers ensure patient safety and control costs by reducing medication errors. The patented detection process identifies drug strengths and volume-by-weight in real-time, validating proper dose, diluents and concentration of high-risk compounded medications and treatment solutions. The VG4 device will help healthcare facilities comply with Joint Commission on Accreditation of Healthcare Organizations compliance requirements and United States Pharmacopeia's General Chapter 797 Pharmaceutical Compounding—Sterile Preparations (“USP 797”) guidelines for compounding sterile preparations  and integrate with electronic medical record platforms.  This product line, with stand-alone units and ancillary products providing a recurring revenue stream, is installed in a number of hospitals and addresses three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications; (ii) harmful counterfeit medications and (iii) diversion of hospital narcotics.  In the near future, we expect this product line to address multi compounded cocktails, such as total parenteral nutrition and Oncology admixtures.

2.	Security Market.
CDEX ID2™ Product Line – real time detection of specified illegal drugs. This product line currently comprises two instruments. Both of the devices are hand held models that detect methamphetamine. The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection and remediation industries, as well as by housing authorities and the hotel industry. The Pocket ID2 is a pocket sized hand held device that currently detects visible and prosecutable quantities of methamphetamine, with other drugs such as cocaine, heroin, OxyContin and Ecstasy expected to come in the near future.  We are currently in the early stages of applying the ValiMed technology to a table top device that is expected to be portable and able to detect trace amounts of specified illegal drugs and explosives in virtually real time.  The products mentioned above will most likely be of interest by all areas of law enforcement, such as police and sheriff departments, U.S. border patrol, port authorities, the TSA, the FBI, all of the U.S. Military, and many other agencies.

2011 Year in Review

This past year at CDEX achieved many key milestones as we continued to execute our turnaround and growth strategy.  We dramatically improved our financial position by decreasing our debt and operating expenses while increasing working capital and cash flow through product sales and development agreements.  We also made significant progress in developing and launching new and improved products in both of our safety and healthcare divisions.

Our safety division saw the launch of our new Pocket ID2 coupled with an improved version of our ID2 Meth Scanner.  We continued build awareness for our drug detection products with law enforcement agencies across North America garnering new sales from both the Pocket ID2 and the ID2 Meth scanner.  The Company is currently developing the Pocket ID2 for testing of Cocaine and other illicit substances, which will further enhance and advance its capabilities in the future allowing future market diversification.

Our healthcare safety division launched an improved version of our ValiMed drug validation system with the recent launch and commercial production of our ValiMed™ G4 system.  We showcased the system at several leading industry events, where national and international healthcare industry professionals where able to view the power of our technology.  We believe we are the first to commercialize an affordable advanced measuring system, with a real-time solution for parenteral admixtures that will enhance and improve the quality of care that pharmacies and clinical professionals provide. The ValiMed G4 system significantly raises the bar for patient medication safety and pharmaceutical drug loss prevention.  The ValiMed G4 system provides cutting edge features and benefits over existing systems available in the market.  In addition to validating high-risk medications before leaving the clinical or pharmacy environment, the ValiMed G4 will also monitor and discourage the diversion of controlled substances by validating the returned or unused narcotics from patient treatment areas or surgery suites.  Other applications for the ValiMed G4 system which we are currently evaluating include counterfeit medication identification, product supply chain validation and validation of drug shelf life stability.  Additionally, CDEX’ technology can be applied to the analysis of blood, urine, saliva, and other bodily fluids.  Preliminary data suggests that our technology provides many advantages over current diagnostics techniques, including the ability to detect lower molecular concentrations, increased sensitivity and specificity, and real-time analysis.

Overall we are very pleased with our progress as a company over the past year. We will continue to monitor our operating costs, while focusing on our sales pipeline for both divisions.

Research and Development (“R&D”)

R&D efforts were primarily directed towards continued refining and expansion of the ValiMed G4 and our ID2 product line with the enhanced ability to calibrate the Meth Scanner to detect specific levels of methamphetamine according to each individual State standard, and the creation of the Pocket ID2 for law enforcement

We have historically outsourced certain engineering and manufacturing tasks while retaining control of critical technology and will continue this practice as this allows us to focus on improving our technologies while providing the opportunity to scale quickly as we generate sales. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time, which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings and survey documents; (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials or fix price basis, all as set forth in the statement of work pertaining to the particular services.  R&D costs were $146,718 for fiscal 2011 compared to $109,952 for fiscal 2010.

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

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

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

Employees

At January 17, 2012, the Company had five full time employees and contractors.

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

We have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2011 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

DEPENDENCE ON OUTSOURCED MANUFACTURING MAY AFFECT OUR ABILITY TO BRING PRODUCTS TO MARKET.

At present, plan to do in-house production manufacturing of our products and we currently do limited in-house assembly and primarily outsource the production manufacturing/assembly of our products. In the future, we may consider different possibilities for bringing products to market, among them, licensing to third parties. The risks of association with outsourced manufacturers are related to their operations, finances and suppliers. CDEX would have little control over an outsourced manufacturer and may suffer losses if any outside manufacturer fails to perform its obligations to manufacture and ship the manufactured product. These manufacturers' financial affairs may also affect our ability to obtain product from them in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. Problems with outsourced manufacturers could damage our relationships with our clientele and cost us future revenues. If we are unable to contract with adequate manufacturers, and in the absence of licensing or other means, we may be unable to market our products. This would prevent us from earning revenues.

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

OUR POTENTIAL FUTURE BUSINESS AND/OR TECHNOLOGY ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

CDEX may expand its operations through the acquisition of additional technologies, either by purchasing other businesses or acquiring their technological assets, which it perceives to be unexploited, and develop products based upon these technologies. We have not yet identified these specific technologies, and some of these technologies may be outside our current field of operations. However, we may be unable to identify any such businesses or technologies. Expansion may involve a number of special risks, including possible adverse effects on our operating results or financial condition (particularly in the event of impairment of acquired long-lived assets), diversion of management attention, inability to retain key personnel, risks associated with unanticipated events, any of which could prevent us from becoming profitable. In addition, if competition for acquisition candidates or technologies were to increase, the cost of acquiring businesses or technologies could increase as well. If we are unable to implement and manage our expansion strategy successfully, our business may suffer or fail.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND THE COMPANY.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between the Company’s management’s personal pecuniary interest and their fiduciary duty to our stockholders.

WE DO NOT HAVE LONG-TERM AGREEMENTS WITH MANUFACTURERS AND SUPPLIERS.

We presently order our components that make up our products on a purchase order basis from manufacturers and suppliers, and we do not have long-term manufacturing agreements with any of them. The absence of long-term agreements means that, with little or no notice, our manufacturers and suppliers could refuse to manufacture some or all of our product components, reduce the number of units that they will manufacture or change the terms under which they manufacture. If our manufacturers and suppliers stop manufacturing, we may be unable to find alternative manufacturers or suppliers on a timely or cost-effective basis, if at all, which would harm our operating results. In addition, if any of our manufacturers or suppliers change the terms under which they manufacture for us, our costs could increase and our profitability would suffer.

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

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock is classified as a penny stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 3,000 square feet of office, manufacturing and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2011 is approximately $1,500. Total rent expense was approximately $20,000 and $32,000 for the years ended October 31, 2011 and 2010, respectively.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse; the Company may not be able to continue as a going concern.

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

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB for each of our last two fiscal years:

	High	Low
Fiscal Year Ended October 31, 2011:
First quarter	$0.07	$0.04
Second quarter	0.06	0.04
Third quarter	0.06	0.03
Fourth quarter	0.05	0.02
Fiscal Year Ended October 31, 2010:
First quarter	$0.19	$0.05
Second quarter	0.09	0.05
Third quarter	0.08	0.04
Fourth quarter	0.09	0.03

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Stockholders

As of January 17, 2012, there were approximately 1,500 holders of record of our Class A common stock. However, a large number of our shareholders hold their shares in "street name" in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of October 31, 2011:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under equity
	exercise of	outstanding	compensation plans
Plan category	outstanding	options	(excluding securities
	options		reflected in column (a))
Equity compensation plans approved by security holders	9,780,000	$0.05	51,529,767

Total	9,780,000	$0.05	51,529,767

Sales of Unregistered Securities and Use of Proceeds

During the fourth quarter of fiscal year 2011, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company granted 224,344 restricted Class A common shares each to its directors Robert H. Foglesong and Frank E. Wren and 199,344 restricted Class A common shares each to its directors and Brian M. Jenkins and James G. Stevenson. Additionally, as a part of the Oncology Distribution Agreement, the Company issued 230,100 unrestricted Class A common shares and 613,600 restricted Class A common shares to the holders of the Oncology Distribution agreements for the quarterly 3% required equity distribution and 8,670,000 restricted Class A common shares to the holders of the Oncology Distribution agreements on the termination of the agreements.

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

Results of Operations

The following table summarizes our operating results for fiscal 2011 compared to fiscal 2010:

	For the year ended October 31,

		Percent of			Percent of
	2011	Revenue		2010	Revenue

Revenue	$516,322	100.0%		$408,774	100.0%

Cost of revenue	173,193	33.5		61,724	15.1

Gross profit	343,129	66.5		347,050	84.9

Operating expenses:
Selling, general and administrative	839,394	162.6		1,204,546	294.7
Research and development	146,718	28.4		109,952	26.9
Termination of oncology agreement - net	68,667	13.3		-	-
Total operating expenses	1,054,779	204.3		1,314,498	321.6

Loss from operations	$(711,650)	(137.8	) %	$(967,448)	(236.7	) %

Revenue was $516,322 and $408,774 for the fiscal years ended October 31, 2011 and 2010, respectively, an increase of $107,548 or 26%. This increase was primarily attributable to amortized income from the oncology licensing agreement, an increase in sales of our ID2 Meth Scanner and an increase in our Pay Per Use revenue, partially offset by a decrease in sales of our ValiMed product and the associated installation and training revenue.

Cost of revenue was $173,193 and $61,724 for the fiscal years ended October 31, 2011 and 2010, respectively, an increase of $111,469 or 181%. This increase was primarily attributable to the amortization of non-cash costs of our oncology licensing agreement and higher material costs of our products. Gross profit margins decreased to 67% in fiscal 2011 from 85% in fiscal 2010.

Termination of oncology agreement is the revenue earned upon the termination of the Oncology Distribution Agreement of $364,833 netted against the non-cash expense associated with the termination of $433,500.

Selling, general and administrative expense was $839,393 and $1,204,546 for the fiscal years ended October 31, 2011 and 2010, respectively, a decrease of $365,153 or 30%.  This decrease primarily relates to a decrease in legal and professional expenses of approximately $293,000, which includes the 2010 accrual for the decision imposed on the Company by arbitration with four former employees and one former contractor over deferred wages, decreases in compensation of approximately $207,000, travel and marketing of $22,000, and a decrease in rent of $11,000.  These decreases were partially offset by an increase in non-cash share-based compensation expenses of $180,000.

Research and development expense was $146,718 and $109,952 for the fiscal years ended October 31, 2011 and 2010, respectively, an increase of $36,766 or 33%. The increase primarily relates to an increase in employee and consultant compensation expense of approximately $24,000 and an increase in expenditures for research and development materials of approximately $14,000. These increases are reflective of our renewed focus on further development of our products

Total other expense was $845,223 and $757,609 for the fiscal years ended October 31, 2011 and 2010, respectively. This increase in fiscal 2011 was primarily the result the non-cash amortization of note payable discount due to increased note discount values in fiscal 2011 and higher interest expense fiscal 2011 compared to fiscal 2010.

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

As of October 31, 2011, we had negative working capital of $2,077,088 including $45,514 of cash. We anticipate the need to raise additional capital over the next twelve months to satisfy our current budgetary projections. Our continued operations, as well as the implementation of our business plan, therefore will depend upon our ability to raise additional funds through borrowings and equity or debt financings. If we are not successful in raising the required additional capital, we may default in our payments to creditors, which could result in our filing of bankruptcy protection. The Company is actively seeking new investments from its current and new accredited investors. There is no assurance that the Company will succeed in these fund-raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We had a net decrease in cash of $267,330 during fiscal year ended October 31, 2011. We used net cash of $323,948 in operating activities during fiscal 2011 primarily related to our net loss of $1,556,873, a decrease of current liabilities of $429,206 and an increase in inventory of $25,378, partially offset by noncash note discount amortization of $569,911, shares issued under oncology agreement of $475,685, non-cash share-based compensation of $313,534, non-cash interest expense of $275,312 and depreciation and amortization of $38,074.

For fiscal 2011 our cash flows from investing activities consisted of the purchase of equipment for $17,368.

Net cash provided by financing activities was $73,986, for fiscal 2011, primarily from $100,000 proceeds from the issuance of a note payable.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on February 1, 2012 and does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 and does not expect the adoption to have a material impact on its consolidated financial statements on its consolidated financial statements.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of October 31, 2011. Management's assessment took into consideration the size and complexity of the Company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, management concluded that internal control over financial reporting was not effective based on criteria set forth by the COSO. The material weaknesses identified in internal control over financial reporting at October 31, 2011 included the Company’s inability to maintain the proper protection of its accounting system database records and required improvements over the Company’s oversight of processing financing transactions relative to the Company’s notes payable and equity. Concerning this material weakness, management continues to examine the Company’s procedures to include compensating controls to minimize the risk associated with having limited resources.

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

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2011.

Changes in Internal Controls Over Financial Reporting

There has been no change in CDEX’ internal control over financial reporting for the quarter ended October 31, 2011 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of January 17, 2012:

NAME	AGE	POSITION	SINCE

Jeffrey K. Brumfield	50	Chariman of the Board of Directors and	August 30, 2010
		Chief Executive Officer

Stephen A. McCommon	62	Chief Financial Officer and	November 11, 2008
		VP of Finance

Robert H. Foglesong	66	Director	August 30, 2010

Brian M. Jenkins	69	Director	August 30, 2010

Frank E. Wren	53	Director	August 30, 2010

James G. Stevenson	54	Director	December 15, 2010

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

The following is a summary of the business experience of each of our executive officers and directors:

Jeffrey K. Brumfield has been our Chairman of the Board of Directors and Chief Executive Officer since August 30, 2010.
•
Mr. Brumfield has over 30 years business development experience founding and operating multiple businesses in several industries including: real-estate development, mortgage brokerage business, commercial and residential construction and retail merchandise.

•	Mr. Brumfield has been an investor in CDEX since 2004.
•	Mr. Brumfield is an avid philanthropist and supporter of the Boys and Girls Club of America.
•
Mr. On December 29, 2010, Mr. Brumfield filed a voluntary petition in the United States Bankruptcy Court for the Southern District of California seeking relief under the provisions of Chapter 7 of Title 11 of the United States Code due to personal circumstances unrelated to the Company.

Stephen A. McCommon has served as our Chief Financial Officer since November 2008.
•	Mr. McCommon was President of TMC Financial Services, LLC, a financial consulting company, from December 2007 to November 2008.
•
Mr. McCommon was the Vice President of Finance and Chief Accounting Officer at Applied Energetics, Inc. (AERG.OB) from March 2005 to December 2007 and was the Accounting Manager at Applied Energetics from July 2004 to March 2005.

•
Mr. McCommon has over 27 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance.

•
Mr. McCommon obtained his Bachelor of Science degree in Accounting from Arizona State University, is a Certified Public Accountant in Arizona and a member of the American Institute of Certified Public Accountants.

Robert H. “Doc” Foglesong has been a Director of CDEX since August 30, 2010 and as the Company’s Lead Independent Director since November 12, 2010.
•	General Foglesong is the founder and has been President and Executive Director of the Appalachian Leadership and Education Foundation since 2006.
•	General Foglesong was President of Mississippi State University from 2006 to 2008.
•	General Foglesong was a four star general in the United States Air Force from 2002 to 2005 where he served in several command positions.
•	General Foglesong has a PhD in Chemical Engineering, authored numerous publications and has received many military and civilian awards.
•
General Foglesong serves as a Director for Michael Baker Corp (BKR) where he serves on the Governance committee and for Stark Aerospace Inc. (a privately held company) where he serves as Chairman of the Board.

Brian M. Jenkins was appointed to serve as a director of the Company in August 2010.
•	Mr. Jenkins initiated the RAND Corporation’s research program on international terrorism in 1972.
•	Mr. Jenkins currently serves as Senior Advisor to the President of RAND.
•	Mr. Jenkins was the Deputy Chairman of Kroll Associates, an international investigative and consulting firm from 1989 to 1998.
•
Mr. Mr. Jenkins has a BA and a Masters Degree from UCLA.  He also studied at the University of Guanajuato in Mexico and in the Department of Humanities at the University of San Carlos in Guatemala where he was a Fulbright Fellow and recipient of a second fellowship from the Organization of American States.

Frank E. Wren was appointed to serve as a Director of the Company in August 2010.
•	Mr. Wren comes to the Company with a 12-year executive management tenure with the Atlanta Braves organization with five years as the Club’s Executive Vice President and General Manager
•	Mr. Wren has been in professional baseball management and executive positions span over 27 years with the Montreal Expos, the Florida Marlins, Baltimore Orioles and Atlanta Braves.
•
Mr. Wren currently serves on the board of the Foundation of Molecular Medicine, which helps fund research in Mitochondrial diseases and the Landmark Christian School in Fairburn, GA. He also co-hosts the SW Christian Care Charity Golf Tournament.

James G. Stevenson, PharmD, FASHP., was appointed to serve as a Director of the Company on December 15, 2010.
•
Dr. Stevenson has been the Chief Pharmacy Officer at the University of Michigan Health System, Professor and Associate Dean for Clinical Sciences at the University of Michigan College of Pharmacy since 1999.

•	Dr. Stevenson serves as the medication safety section editor for the Joint Commission Journal on Quality and Patient Safety.
•
From 1989 to 1991, Dr. Stevenson served as Director of Pharmacy Services at West Virginia University Hospitals and from 1991 to 1999 and was the Director of Pharmacy Services for the 8-hospital Detroit Medical Center/Wayne State University.

•	Dr. Stevenson received his BS Pharmacy and PharmD degrees from Wayne State University.

SIGNIFICANT EMPLOYEE/CONSULTANT

Wade M. Poteet, Ph.D., Chief Scientist
In addition to our executive officers and directors, Dr. Wade Poteet, our Principal Scientist, is a significant consultant of CDEX.
•	Dr. Poteet has been the Company’s Principal Scientist since July 2001.
•	Dr. Poteet received NASA certificates of recognition and a public service group award in 1986 for his work on a Spacelab 2 research program.
•	Dr. Poteet is credited with the development of numerous products and publications, as well as more than 45 referenced papers and 250 technical reports.
•
Dr. Poteet has a wide range of public research institutions and private companies experience, including Infrared Laboratories, CP Systems, Inc., E/ERG, University of Arizona, Rice University, and the National Radio Astronomy Observatory

•	Dr. Poteet received his Ph.D. (Experimental Solid State Physics), MS (Physics) and BS (physics) from Virginia Polytechnic Institute.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC and the NASDAQ Global Market. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2011 all section 16(a) filing requirements were met except that Robert H. Foglesong, Brian M. Jenkins, Frank E. Wren and Thomas K. Payne did not file Form 4s on a timely basis, they have since filed all required Section 16(a) forms and are current in their filings.

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

Upon request made to us in writing at the following address, our Code of Ethics and Business Conduct will be provided without charge:

CDEX Inc.
4555 South Palo Verde Road, Suite 123
Tucson, AZ 85714

Committees of the Board of Directors

In 2007, the Company’s Board of Directors formed and approved Charters for its Audit Committee, Executive Compensation Committee, and Corporate Governance and Nominating Committee.  . The Company is not required to maintain such committees under the rules applicable to it, because its shares are quoted on the over the counter bulletin board (“OTCBB”) and are not listed or quoted on a national securities exchange or national quotation system.

Audit Committee

The Audit Committee of the Board of Directors is comprised of Robert H. Foglesong (Chair), James G. Stevenson and Frank E. Wren. The Audit Committee reviews the Company’s 10-Ks each fiscal year and conducts periodic reviews of the Company’s financial structure.  The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

The Board has determined that we do not have an audit committee financial expert serving on the Audit Committee.

Executive Compensation Committee

Frank E. Wren (Chair), Brian M. Jenkins and James G. Stevenson are members of the Executive Compensation Committee.  The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of Jeffrey K. Brumfield (Chair), Robert H. Foglesong and Brain M. Jenkins.  The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of CDEX.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our two most highly compensated other executive officers (not including the Chief Executive Officer) or significant employee whose total individual compensation exceeded $100,000 for the fiscal years October 31, 2011 and 2010 (the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards (4)	Total

Jeffrey K. Brumfield (1)	2011	$125,385	232,462	$357,847
Chief Executive Officer and	2010	$18,462	-	$18,462
Chairman of the Board of Directors

Donald W. Strickland (2)	2010	$22,846	31,432	$54,278
Former Chief Executive Officer

Malcolm H. Philips, Jr. (3)	2010	$19,440	6,900	$26,340
Former Chief Executive Officer

(1)
Mr. Brumfield was appointed to his position of Chief Executive Officer and Chairman of the Board on August 30, 2010.  During fiscal 2011, Mr. Brumfield deferred $50,000 of his salary.  In December 2011, Mr. Brumfield refunded to the Company all of the 2011 salary compensation that he had been paid.

(2)	Mr. Strickland was the Company’s Chief Executive officer from April 19, 2010 to August 30, 2010.
(3)	Mr. Philips was the Company’s Chief Executive officer from June 11, 2007 to April 19, 2010.
(4)
The amounts included in the "Option Awards" column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (disregarding forfeiture assumptions).  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation.  For a discussion of valuation assumptions, see Note 8 of our 2011 Financial Statements.  In January 2011, as a part of his employment agreement, the Company granted Mr. Brumfield 8,000,000 stock options which will vest 1/2 on the effective date of the agreement, and the remaining 1/2 over the next six years subject to the attainment of certain performance goals.  In April 2010, the Company granted 360,000 options to Mr. Strickland. Additionally, in June 2010, the Company modified all outstanding non-performance-based options to employees and active consultants to adjust the exercise prices to $0.0515 per share and to extend the life of the options to 10 years. The amounts reported for the fiscal year 2010 include the incremental fair value computed as of the modification date in accordance with FASB ASC Topic 718, with respect to the modified awards.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at October 31, 2011
	Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Jeffrey K. Brumfield	4,000,000	4,000,000	0.0500	1/21/2017

Donald W. Strickland	120,000	-	0.0515	7/17/2012
	140,000	-	0.0515	4/16/2013
	120,000	-	0.0515	8/30/2012

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

2003 Stock Incentive Plan

On July 1, 2003, our shareholders adopted the 2003 Stock Incentive Plan, which has substantially the same terms as the 2002 Stock Incentive Plan. At the annual meeting of stockholders held on June 30, 2004, the shareholders authorized 10,000,000 shares in the aggregate for issuance under both the 2002 and 2003 plans, including 3,000,000 available for the Board of Directors to allocate at their discretion. At the annual meeting of the stockholders held on March 17, 2006, the shareholders approved an amendment to the 2003 Stock Incentive Plan increasing the number of Class A common stock available for issuance by an additional 3,500,000 shares. This amendment increased the aggregate number of shares available for issuance under both the 2002 and 2003 Stock Incentive Plans to 13,500,000. The 2003 Stock Incentive Plan provides for a pro rata increase in the number of shares permitted to be granted or issued for an increase in the authorized shares approved by the shareholders. At a special shareholders' meeting held on January 9, 2007, the shareholders approved an increase in the number of authorized shares from 50.2 million to 100 million. This shareholder action resulted in an automatic increase in the number of shares permitted to be issued or granted under the 2003 Stock Incentive Plan to approximately 26.9 million. At the annual meeting of shareholders on April 9, 2008, the shareholders approved to limit the number of shares issuable under the Company's Stock Incentive Plans to 25% of the authorized shares of the Company. This action resulted in limiting the number of shares issuable under the plans to 25,000,000.  At the annual meeting of stockholders held on August 18, 2011, the stockholders approved an increase in the number of authorized shares from 100 million to 300 million. This shareholder action resulted in an automatic increase in the number of shares permitted to be issued or granted under the 2003 Stock Incentive Plan up to 75 million.

Compensation of Directors

The following table discloses our director compensation for the fiscal year ended October 31, 2010:

Directors Compensation

NAME	Stock Awards (1)

Robert H. Foglesong	$26,257	(2)

Brian M. Jenkins	$25,257	(3)

Frank E. Wren	$27,057	(4)

James G. Stevenson	$30,962	(5)

(1)
The amounts included in the "Stock Awards" column represent the aggregate grant date fair value in fiscal 2011 related to restricted stock grants to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 8 to our 2011 Financial Statements.

(2)	Represents 628,966 restricted Class A common stock grants to Gen. Foglesong to vest six months from date of grant.
(3)	Represents 603,966 restricted Class A common stock grants to Mr. Jenkins to vest six months from date of grant.
(4)	Represents 648,966 restricted Class A common stock grants to Mr. Wren to vest six months from date of grant.
(5)
Represents 722,064 restricted Class A common stock grants to Mr. Stevenson to vest six months from date of grant. Of this total, 200,000 share grants represent Mr. Stevenson’s acceptance of position one-time grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 17, 2012:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 17, 2012 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants and converted all notes which are currently held by that person and which are exercisable/convertible within such 60 day period, but that options and warrants and convertible notes held by all other persons were not exercised or converted, and based the percentage ownership on 109,996,717 shares outstanding on January 17, 2012.

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Gemini Master Fund, Ltd.	Investor	9,182,513	(2)	8.3%

Mr. Jeffery K. Brumfield	Executive Officer and Director	9,113,970	(3)	8.0%

Frank E. Wren	DirectorF	1,262,779	(4)	1.1%

Robert H. Foglesong	Director	889,566	(5)	*

James G. Stevenson	Director	872,064	(6)	*

Brian M. Jenkins	Director	850,280	(7)	*

Stephen A. McCommon	Executive Officer	593,778	(8)	*

All directors and officers as a group (6 persons)		13,582,437		11.8%

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 17, 2012.

(2)
Based on information contained in a report on Schedule 13G filed with the SEC on June 9, 2011:  The address of Gemini Master Fund, Ltd. (“Gemini”) is One Market Plaza, Stuart Street Tower, Suite 2700, San Francisco, CA 94105.  All of the reported are owned directly by Gemini Master Fund, Ltd.  Gemini Strategies, LLC is the investment manager of Gemini Master Fund, Ltd., and Steven Winters is the sole managing member of Gemini Strategies, LLC.  Gemini Strategies, LLC and Steven Winters expressly disclaim any equitable or beneficial ownership of such securities. The Reporting Persons own a total of 9,182,513 shares of Common Stock, all of which are owned of record by Gemini Master Fund, Ltd. (“Gemini”).  Gemini also holds (i) an aggregate of $785,237.42 in principal amount of convertible debentures (“Debentures”) issued to Gemini by the issuer which are convertible into shares of common stock at a conversion price of $0.05, and (ii) 8,000,000 shares of Common Stock issuable upon exercise of a warrant originally issued to Gemini on or about June 25, 2008 and amended on April 29, 2011 (“Warrant”).  The number of shares of Common Stock into which the Debentures are convertible and the Warrant is exercisable at any point in time is limited, pursuant to the terms of such instruments, to that number of shares of Common Stock which would result in the Reporting Persons having beneficial ownership of 4.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation").  The Reporting Persons disclaim beneficial ownership of any and all shares of Common Stock that would cause any Reporting Person's beneficial ownership to exceed the Ownership Limitation.  Therefore, the Debentures and Warrant are not currently convertible or exercisable.

(3)
Based on form 5 filed on January 28, 2011 this represents 5,113,970 shares of Class A common stock and based on information from Form 8-K Current Report filed on January 31, 2011,4,000,000 options exercisable within 60 days of January 17, 2012.

(4)	Based on information known by the Company, this represents 1,262,779 shares of Class A common stock.
(5)	Based on information known by the Company, this represents 889,566 shares of Class A common stock.
(6)	Based on information known by the Company, this represents 722,064 shares of Class A common stock and 150,000 options exercisable within 60 days of January 17, 2012.
(7)	Based on information known by the Company, this represents 850,280 shares of Class A common stock.
(8)	Represents 183,333 options exercisable within 60 days of January 17, 2012 and 410,444 shares underlying convertible notes convertible within 60 days of January 17, 2012.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal 2011, the Company was a party to the following transactions with related parties:

•
In May 2011, Gemini converted $480,000 principal and accrued interest of its 10% convertible notes of into 9,600,000 shares of the Company’s common stock. The notes were converted at the rate of $0.05 a share.

Director Independence

Four of our directors, Gen. Robert H. Foglesong, Mr. Brian M. Jenkins, Mr. Frank E. Wren and Dr. James G. Stevenson, are independent directors as that term is defined by the applicable rules of the SEC and the Financial Industry Regulatory Authority (“FINRA”).   However, because our stock trades on the OTC Bulletin Board, we are not required to have independent directors. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees billed to us by S.E. Clark and Co., our independent registered public accounting firm, for professional services rendered for the fiscal years ended October 31, 2011 and 2010:

Description	2011	2010

Audit related fees	$26,976	$23,900
All other fees	-	500

Total	$26,976	$24,400

Fees for audit services include fees associated with the annual audit of the Company and the review of our quarterly reports on Form 10-Q.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by our auditors that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2011 and 2010, none of the fees paid to S.E. Clark and Co. were approved pursuant to the de minimis exception.

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

10.3
Employment Agreement effective January 21, 2011 between the Registrant and Jeffrey K. Brumfield (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on January 31, 2011).

10.4
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

10.6
Form of Common Stock Purchase Warrant Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008)

10.7
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

10.9
Form of Third Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 5, 2009).

10.10
Form of Fourth Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 9, 2009).

10.11
Form of Fifth Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 27, 2009).

10.12
Form of Note, Warrant Amendment and Amendment and Conversion Agreement with Gemini Master Fund, Ltd. effective April 29, 2011 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 5, 2011).

10.13	Form of Exclusive Oncology Agreement dated August 20, 2010 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on September 1, 2010).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2012,

CDEX Inc.

/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated,

Signature	Title	Date

/s/ Jeffrey K. Brumfield	Chief Executive Officer and Chairman of the Board of Directors	January 27, 2012
Jeffrey K. Brumfield

/s/ Stephen A. McCommon	Chief Financial Officer and	January 27, 2012
Stephen A. McCommon	Vice President of Finance

/s/ Robert H. Foglesong	Director	January 25, 2012
Robert H. Foglesong

/s/ Brian M. Jenkins	Director
Brian M. Jenkins		January 25, 2012

/s/ Frank E. Wren	Director	January 26, 2012
Frank E. Wren

/s/ James G. Stevenson	Director	January 24, 2012
James G. Stevenson

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of CDEX Inc. (the “Company”) as of October 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
January 26, 2012

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CDEX INC.
BALANCE SHEETS
AS OF OCTOBER 31,

	2011	2010
Assets
Current assets:
Cash	$45,514	$312,844
Accounts receivable - net	17,330	22,301
Inventory - net	218,768	212,585
Deferred costs	10,708	10,890

Total current assets	292,320	558,620
Property and equipment - net	81,382	45,948
Patents - net	62,794	70,418
Other assets	1,399	41,673

Total assets	$437,895	$716,659

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$413,550	$413,285
Notes payable and accrued interest	2,017,819	113,449
Deferred Revenue	83,614	513,084

Total current liabilities	2,514,983	1,039,818

Notes payable and accrued interest - net	-	3,067,473

Total liabilities	2,514,983	4,107,291

Commitments and contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - Series A - $.005 par value per share,
150,000 shares authorized and 6,675 outstanding at
October 31, 2011 and October 31, 2010	33	33
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 109,971,343 outstanding at October 31,
2011 and 66,453,462 outstanding at October 31, 2010	549,858	332,242
Additional paid-in capital	30,297,427	27,644,626
Accumulated deficit	(32,924,406)	(31,367,533)

Total stockholders' deficit	(2,077,088)	(3,390,632)

Total liabilities and stockholders' deficit	$437,895	$716,659

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,

	2011	2010

Revenue	$516,322	$408,774

Cost of revenue	173,193	61,724

Gross profit	343,129	347,050

Operating expenses:
Selling, general and administrative	839,394	1,204,546
Research and development	146,718	109,952
Termination of oncology agreement - net	68,667	-
Total operating expenses	1,054,779	1,314,498

Loss from operations	(711,650)	(967,448)

Other (expenses):
Note discount amortization	(569,911)	(495,448)
Interest expense	(275,312)	(262,161)

Total other expense	(845,223)	(757,609)

Net loss	$(1,556,873)	$(1,725,057)

Basic and diluted net loss
per common share:	$(0.02)	$(0.03)

Basic and diluted weighted average
common shares outstanding	84,236,351	65,215,210

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Series A Preferred Stock		Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2009	6,675	$33	64,239,634	$321,202	$26,511,356	$(29,642,476)	$(2,809,885)
		-	-	-	-	-
Conversion of notes payable	-	-	1,000,000	5,000	45,000	-	50,000
Share-based compensation expense	-	-	1,213,828	6,040	84,247	-	90,287
Warrants and beneficial conversion feature on notes payable	-	-	-	-	1,004,023	-	1,004,023
Net loss	-	-	-	-	-	(1,725,057)	(1,725,057)

Balance, October 31, 2010	6,675	33	66,453,462	332,242	27,644,626	(31,367,533)	(3,390,632)

Conversion of notes payable	-	-	30,115,818	150,579	1,834,883	-	1,985,462
Share-based compensation expense	-	-	3,888,363	19,467	294,067	-	313,534
Fair value of warrants issued	-	-	-	-	95,736	-	95,736
Shares issued for oncology agreement	-	-	9,513,700	47,570	428,115	-	475,685
Net loss	-	-	-	-	-	(1,556,873)	(1,556,873)

Balance, October 31, 2011	6,675	$33	109,971,343	$549,858	$30,297,427	$(32,924,406)	$(2,077,088)

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,

	2011	2010
Cash flows from operating activities:
Net loss	$(1,556,873)	$(1,725,057)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation and amortization	38,074	30,881
Note discount amortization	569,911	495,449
Share-based compensation	313,534	90,287
Shares issued under oncology agreement	475,685	-
Provision (benefit) for doubtful accounts	-	(2,325)
Negotiated settlements on accounts payable	-	(31,637)
Loss recognized on extinguishment of debt	-	41,699
Loss recognized on disposal of equipment	15,304	-
Noncash interest expense	275,312	262,161
Changes in operating assets and liabilities:
Accounts receivable	4,971	52,784
Inventory	(25,378)	47,629
Prepaid expenses and other assets	(5,283)	(21,825)
Current liabilities	(429,205)	83,214
Proceeds from oncology agreement	-	483,500

Net cash used by operating activities	(323,948)	(193,240)

Cash flows from investing activities:
Purchase of property and equipment	(17,368)	(12,449)

Net cash used by investing activities	(17,368)	(12,449)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	100,000	514,950
Repayment of notes payable	(26,014)	(4,186)

Net cash provided by financing activities	73,986	510,764

Net increase (decrease) in cash	(267,330)	305,075
Cash, beginning of the year	312,844	7,769

Cash, end of the year	$45,514	$312,844

Supplemental cash flow information:
Cash payments for interest	$-	$-
Cash payments for taxes	-	-
Conversion of notes payable and accrued interest to common stock	1,985,462	50,000
Conversion of accrued expenses and accounts payable into notes payable	-	1,466,432
Warrants issued for Oncology Agreement	8,886	-
Warrant incremental value on renegotiated debt	86,850	-
Transfer from inventory to fixed assets	15,050	9,900
Transfer from fixed assets to inventory	4,145	-
Debt discount on notes payable	-	1,004,023

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 and 2010

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

4.
The Company is also exploring unique opportunities in select markets verticals where its proprietary technology may provide low cost/ realtime solutions to a growing concern such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances.

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
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. The changes to the allowance for doubtful accounts for the years ended October 31, 2011 and 2010 are as follows:

	Year Ended October 31,
	2011	2010

Balance, beginning of the year	$2,810	$34,100

Adjustments charged to reserves	-	(2,325)
Bad debts charged to reserves	(2,810)	(28,965)

Balance, end of the year	$-	$2,810

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis, or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. The changes to obsolescence reserve for the years ended October 31, 2011 and 2010 are as follows:

	Year Ended October 31,
	2011	2010

Balance, beginning of the year	$8,838	$8,838
Inventory obsolescence adjustments	4,655	-

Balance, end of the year	$13,493	$8,838

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Depreciation expense was $21,564 and $22,240 for the years ended October 31, 2011 and 2010, respectively.

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

Patents

The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, which is generally ten years.  Amortization expense relative to patents was $7,624 and $8,640 for fiscal 2011 and 2010, respectively.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

As of October 31, 2011 and 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for tax years 2006 to 2011. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value Measurements

The carrying amounts of items reflected in current assets and current liabilities, as well as notes payable, approximate their fair value due to the short-term nature of their underlying terms.

Concentrations

For fiscal 2011 and 2010, our revenues consisted of transactions with 32 and 25 customers, respectively.  In fiscal 2011, 48% of our revenues were derived from the Oncology Distribution Agreement. Four of our customers in fiscal 2010 represented approximately 56% of total sales.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 is intended to result in convergence between GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards on February 1, 2012 and does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company beginning October 1, 2012, and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 and does not expect the adoption to have a material impact on its consolidated financial statements on its consolidated financial statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

3. Inventory

Inventory consisted of the following at October 31, 2011 and 2010:

	2011	2010

Raw materials	$120,409	$119,958
Finished goods	111,852	101,465

Subtotal	232,261	221,423
Obsolescence reserve	(13,493)	(8,838)

Total inventory	$218,768	$212,585

4. Property and Equipment

Property and equipment consisted of the following at October 31, 2011 and 2010:

	October 31,
	2011	2010

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	707,500	677,803
Leased equipment	70,654	67,348

	781,085	748,082
Less: Accumulated depreciation	(699,703)	(702,134)

Property and equipment - net	$81,382	$45,948

5. Patents

Patents consisted of the following at October 31, 2011 and 2010:

	October 31,
	2011	2010

Patents	$100,000	$100,000
Less: Accumulated amortization	(37,206)	(29,582)

Patents - net	$62,794	$70,418

Future amortization expense for our patents for the next five fiscal years is as follows:

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Five-Year Projected Patent Amortization

Fiscal Years Ending October 31,	Amount
2012	$8,791
2013	6,518
2014	5,752
2015	5,075
2016	4,478

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at October 31, 2011 and 2010:

	October 31,
	2011	2010

Accounts payable	$195,925	$252,951
Deferred compensation	168,986	118,986
Legal fees	29,854	31,508
Accrued payable to a distributor	18,785	9,840

	$413,550	$413,285

7. Income Taxes

The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts that would have been computed using statutory rates as follows:

	Year Ended October 31,
	2011	2010

Federal income taxes at the maximum statutory rate	$529,337	$586,519
State income taxes, net of federal tax effect	71,616	79,353
Permanent differences	10,421	9,889
Increase in valuation allowance	(611,374)	(675,761)

Benefit from income taxes	$-	$-

Deferred income taxes consisted of the following as of October 31, 2011 and 2010:

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

	2011	2010

Stock-based compensation	$253,260	$218,409
Fixed asset basis difference	92,046	89,217
Receivables excluded from income for income
tax reporting purposes	6,689	8,608
Accounts payable and accrued expenses deducted for financial
statement purposes, but not for income tax reporting	159,630	113,599
Net operating loss carryforwards	7,441,713	6,920,254

Deferred tax asset	7,953,338	7,350,087
Valuation allowance	(7,953,338)	(7,350,087)

Total	$-	$-

For income tax purposes, the Company has net operating loss carryforwards of approximately $19.3 million at October 31, 2011 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

8. Share-Based Payments

Stock Options and Stock Grants

The Company has a 2002 Stock Incentive Plan and a 2003 Stock Incentive Plan (the “Plans”). The Plans provide for the issuance of stock options and stock grants. The 2002 Stock Incentive Plan permits the issuance of up to 3,500,000 shares through May 27, 2012. The 2003 Stock Incentive Plan permits the issuance of up to 75,000,000 shares through July 1, 2013, after subtracting any shares issued under the 2002 Plan. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined performance based milestones. As of October 31, 2011, there are 51,529,767 shares available for grant from the Plans.

During the year ended October 31, 2011, the Company granted stock options for the purchase of 8,000,000 Class A Common Shares with an aggregate grant date fair value of $232,462.  During the year ended October 31, 2010, the Company granted stock options for the purchase of 1,210,000 Class A Common Shares with an aggregate grant date fair value of $92,812.  We have a practice of issuing new stock to satisfy the exercises of stock options. Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to six years.

During the year ended October 31, 2011, the Company awarded 2,653,962 restricted shares of Class A Common Shares to its Board of Directors.  The restricted stock awards vest over six months and have an aggregate grant date fair value of $112,033.  During the year ended October 31, 2010, the Company awarded 1,213,828 restricted shares of Class A Common Shares to its Board of Directors. The restricted stock awards vest over six months and have an aggregate grant date fair value of $60,968. We have a practice of issuing new stock to satisfy restricted stock grants. At December 31, 2011, there were approximately $36,000 of unrecognized compensation costs related to unvested restricted stock awards, and approximately $33,000 of unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized on a weighted-average basis over periods of less than one year for both restricted stock awards for unvested stock options.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Stock option activity for fiscal years 2011 and 2010 under the Plans is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at October 31, 2009	4,453,750	0.18

Options granted	1,210,000	0.06
Options cancelled/forfeited	(1,498,750)	0.09
Options expired	(1,155,000)	0.11

Outstanding at October 31, 2010	3,010,000	0.09	2.36	$167,746

Options Granted	8,000,000	0.05
Options Cancelled/Forfeited	(25,000)	0.04
Options Expired	(1,205,000)	0.06

Outstanding at October 31, 2011	9,780,000	0.05	4.67	$250

Exercisable at October 31, 2011	5,746,667	0.05	4.26	$250

Total compensation expense related to stock awards for employees and consultants was $313,534 and $90,287 for the years ended October 31, 2011 and 2010, respectively.  As of October 31, 2010, there were 625,000 options outstanding that were held by external consultants.

The fair value of restricted stock was estimated using the closing price of our Class A Common Stock on the date of award and fully recognized upon vesting.

The fair value of option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the Year Ended October 31,
	2011	2010

Weighted average grant date fair value	$0.03	$0.08
Expected volatility	75%	75%
Expected dividends	0%	0%
Expected term (years)	3.0 - 4.17	1.0 - 5.75
Risk free rate	0.0005	0.30% - 3.14%

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Warrants

In 2011, we issued 100,000 warrants as compensation to an outside contractor, which vest in one (1) year and are exercisable for a period of (2) three years thereafter, we issued 481,174 warrants from the conversion of our notes payable, which are exercisable for a period of seven (7) years and we amended the warrants associated with an existing debt from 5,000,000 to 8,000,000 shares of common stock. The following summarizes activity for fiscal years 2011 and 2010 for warrants to purchase our common stock:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise	Contractual
	Issuable	Price	Term (Years)

Outstanding and exercisable at October 31, 2009	6,734,386	$0.24

Issued	1,245,781	$(0.04)
Expired	(2,233,608)	$0.31

Outstanding and exercisable at October 31, 2010	5,746,559	$0.15

Issued	5,385,002	$0.05
Expired	(1,783,387)	$0.22

Outstanding at October 31, 2011	9,348,174	$0.08	3.64

Exercisable at October 31, 2011	9,248,174	$0.08	3.65

9. Deferred Revenue

During the fourth quarter of fiscal year 2010, the Company received approximately $483,000 under our Exclusive Distribution Agreement (“Agreement”) effective August 20, 2010, with a number of signatories including PEMCO, LLC and Messrs. Peter Maina, Thomas Payne (a former Director of the Company), Robert Stewart, and Scott Newby (“the “Signatories”). The Agreement grants exclusive United States distribution rights for all products developed by CDEX for application in the field of Oncology. The Agreement was terminated in the fourth quarter of 2011 and all of the then deferred revenue under the Agreement was recognized.  8,670,000 shares of restricted Common stock, valued at $433,500 were issued to terminate the agreement.  The termination is reflected net of the remaining previously unrecognized deferred revenue of $364,833 in the statement of operations.  The agreement was terminated to enable the unrestricted marketing of the new G4 ValiMed unit.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

10. Notes Payable

Our notes payable consisted of the following at October 31, 2011 and 2010:

	2011	2010

Gemini Master Fund, Ltd.10% to 12% convertible note with warrants, net of discount of $141,214 and $561,323 as of October 31, 2011
and 2010, respectively	$766,305	$671,143
Notes payable to Malcolm H. Philips, Jr. and entities controlled by Mr. Philips -
interest at 9% to 10%,convertible with warrants net of discount of
$13,238 and $66,191 as of October 31, 2011 and 2010, respectively	493,775	697,042
Convertible 10% notes payable to Mr. George Cohen	44,805	67,302
Convertible 10% notes payable to 17 entities due February 1, 2012	691,903	1,699,287
Noninterest bearing notes to 5 individuals	21,031	46,148
		-

Total Notes payable	2,017,819	3,180,922
Less: Current portion	2,017,819	113,449

Long-term portion	$-	$3,067,473

During the three months ended January 31, 2011, Gemini Master Fund Ltd. (“Gemini”) converted $42,860 of accrued interest on their note into 857,205 shares of CDEX Class A common stock.

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

During the fiscal year ended October 31, 2011, payments totaling approximately $25,000 were made on the Company’s non-interest bearing notes.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

The following table provides information relative to the contractual maturities of our outstanding notes payable as of October 31, 2011:

Fiscal Years Ending October 31,	Amount

2012	2,172,272
Discount	(154,453)

$2,017,819

11. Stockholders’ Equity

During the three months ended January 31, 2011 Gemini Master Fund Ltd. (“Gemini”) converted $42,860 of accrued interest on their note into 857,205 unrestricted shares of CDEX Class A common stock, or approximately $0.05 per share. Also, 260,600 shares of restricted stock awards were returned to the Company and cancelled from Thomas Payne, who had resigned from the Board. Additionally, the Company issued 50,000 shares of restricted common stock, with a grant date fair value of $2,500, to a consultant for services performed

During the three months ended April 30, 2011, two holders of our 10% convertible notes converted approximately $528,000 of accrued interest and principal into 6,855,506 shares of CDEX Class A common stock.  Additionally, the Company issued 1,500,000 shares of stock, with a grant date fair value of $58,000, to an independent contractor for services performed.

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

In September, 2011, the Company entered into an agreement to issue 8,670,000 shares of CDEX common stock, valued at $433,500, to the original investors of the Exclusive Distribution Agreement (“Agreement”) to cancel the Agreement effective September 20, 2011. The original investors are PEMCO, LLC and Messrs. Peter Maina, Robert Stewart, Milton Datsopoulos and Scott Newby. Refer to Note 9.

During the fiscal year ended October 31, 2011, as a part of the Company’s Board of Director 2010 Compensation Plan, the Company issued 2,653,962 restricted stock awards to its independent directors as compensation for their participation on the Company’s Board. These awards vest over six months.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

12. Commitments and Contingencies

Operating Leases

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2010 is approximately $1,500. Total rent expense was approximately $32,000 and $49,000 for the years ended October 31, 2011 and 2010, respectively.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

Due to the lack of liquidity, the Company is in arrears on a substantial number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts. However, should any of these creditors pursue recourse, the Company may not be able to continue as a going concern.

13. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for fiscal 2011 and 2010:

	Fiscal Year Ended October 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$125,254	$95,935	$231,693	$63,440
Gross profit	76,081	46,029	194,851	26,168
Loss from operations	(246,638)	(155,965)	(44,708)	(264,339)
Net loss	(464,292)	(366,019)	(257,892)	(468,670)
Basic and diluted net
loss per common share	(0.01)	(0.01)	(0.003)	(0.004)
Basic and diluted weighted
average common
shares outstanding	67,232,383	69,628,099	95,291,618	104,793,305

	Fiscal Year Ended October 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$65,546	$64,949	$202,381	$75,898
Gross profit	49,956	52,608	185,713	58,773
Loss from operations	(197,243)	(176,476)	(347,617)	(246,112)
Net loss	(311,532)	(403,355)	(537,314)	(472,856)
Basic and diluted net
loss per common share	(0.005)	(0.01)	(0.01)	(0.01)
Basic and diluted weighted
average common
shares outstanding	64,406,301	65,239,634	65,239,634	65,975,272

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

14. Going Concern

The Company has incurred losses since its inception of approximately $33.0 million and has had limited product sales from its inception through fiscal 2011. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

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

During fiscal 2011, the Company received approximately $100,000 in funding comprised of a new 10.5% note from Gemini. The Company predominately funded its operations thru normal cash flow.

15. Subsequent Events

In December 2011, a holder of 425 shares of our Series A Preferred Stock converted their holdings into 25,374 shares of CDEX Class A Common Stock.  In an effort to raise additional operating capital, in December 2011, the Company’s Chairman of the Board and CEO, Mr. Brumfield, refunded to the Company all of the 2011 salary compensation that he had been paid. Additionally, the Company is attempting to raise operating capital and is working with a number of noteholders to either extend the due date of their notes, convert their notes, or to pay off their notes at a discounted rate. It should be noted that the Company has no assurance that all noteholders will accept these terms and may be declared in default of the notes on their February 1, 2012 maturity date.