Form 10-K/A
period 2011-10-31
CDEX INC
filed 2012-02-01
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE – None

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as filed with the Securities and Exchange Commission on January 30, 2011, is to resubmit the stripped XBRL Exhibits to the Form 10-K as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report, which was stripped out with the original filing of our Form 10-K, provides the following items from our Form 10-K formatted in Extensible Business Reporting Language (XBRL):  (i) our unaudited Consolidated Statements of Income; (ii) our unaudited Consolidated Balance Sheets; (iii) our unaudited Consolidated Statements of Cash Flows; and (iv) the notes to our unaudited Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.  No other changes have been made to the Form 10-K other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

Documents filed as exhibits to this annual report or incorporated by reference:

31.1        Certification of Chief Executive Officer (incorporated by reference to the comparable exhibit filed with the Registrant’s form 10-K filed with the SEC on January 30, 2011).

31.2        Certification of Chief Financial Officer (incorporated by reference to the comparable exhibit filed with the Registrant’s form 10-K filed with the SEC on January 30, 2011).

32.1        Section 1350 Certification of Chief Executive Officer (incorporated by reference to the comparable exhibit filed with the Registrant’s form 10-K filed with the SEC on January 30, 2011).

32.2      Section 1350 Certification of Chief Financial Officer (incorporated by reference to the comparable exhibit filed with the Registrant’s form 10-K filed with the SEC on January 30, 2011).

101.INS   XBRL Instance Document (filed herewith)

101.SCH   XBRL Schema Document (filed herewith)

101.CAL   XBRL Calculation Linkbase Document (filed herewith)

101.DEF   XBRL Definition Linkbase Document (filed herewith)

101.LAB   XBRL Label Linkbase Document (filed herewith)

101.PRE   XBRL Presentation Linkbase Document (filed herewith)

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2012

CDEX Inc.

/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated,

Signature	Title	Date

/s/ Jeffrey K. Brumfield	Chief Executive Officer and Chairman of the Board of Directors	January 31, 2012
Jeffrey K. Brumfield

/s/ Stephen A. McCommon	Chief Financial Officer and	January 31, 2012
Stephen A. McCommon	Vice President of Finance