Form 10-Q
period 2012-01-31
CDEX INC
filed 2012-03-16
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2012

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

On March 14, 2012, 109,996,717 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011	1

	Statements of Operations for the three months ended January 31, 2012 and 2011 (unaudited)	2

	Statements of Cash Flow for the three months ended January 31, 2012 and 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 4.	Controls and Procedures	14
Part II OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	18

Signatures		19

i

Note Regarding Chapter 11 Bankruptcy Filing

On February 10, 2012, CDEX INC. filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”).  The filing, case no. 4:12-bk-02402-JMM was made by the Company (“Debtor”). As of the date of this filing, we continue to operate our businesses as debtors-in-possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

These events create uncertainty relating to our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. Our financial statements as of January 31, 2012, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of the bankruptcy case.

Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CDEX INC.
BALANCE SHEETS

	January 31, 2012	October 31. 2011
	Unaudited
Assets
Current assets
Cash	$10,174	$45,514
Accounts receivable - net	33,188	17,330
Inventory - net	220,004	218,768
Deferred costs - current	-	10,708
Total current assets	263,366	292,320
Property and equipment, net	89,841	81,382
Patents, net	61,302	62,794
Other assets	1,399	1,399
Total assets	$415,908	$437,895

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$520,466	$413,550
Notes payable and accrued interest	2,213,370	2,017,819
Deferred revenue - current	108,046	83,614
Total current liabilities	2,841,882	2,514,983
Total liabilities	2,841,882	2,514,983

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
January 31, 2012 and 6,675 outstanding at October 31, 2011	31	33
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 109,996,717 outstanding at January 31,
2012 and 109,971,343 outstanding at October 31, 2011	549,985	549,858
Additional paid in capital	30,330,693	30,297,427
Accumulated deficit	(33,306,683)	(32,924,406)
Total stockholders' deficit	(2,425,974)	(2,077,088)
Total liabilities and stockholders' deficit	$415,908	$437,895

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	January 31
	2012	2011

Revenue	$63,665	$125,254

Cost of revenue	32,439	49,173

Gross profit	31,226	76,081

Operating Expenses
Selling, general and administrative	182,172	269,592
Research and development	27,000	53,127
Total operating expenses	209,172	322,719

Loss from operations	(177,946)	(246,638)

Other expense
Note discount amortization	(156,953)	(128,003)
Interest expense	(47,378)	(89,651)

Total other (expense)	(204,331)	(217,654)

Net loss	$(382,277)	$(464,292)

Basic net loss
per common share:	$(0.003)	$(0.01)

Basic weighted average
common shares outstanding	109,984,030	67,232,383

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	January 31
	2012	2011
Cash Flows from Operating Activities
Net loss	$(382,277)	$(464,292)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	6,257	7,673
Loan discount amortization	156,953	128,003
Share-based compensation	33,391	97,717
Loss recognized on disposal of equipment	296	-

Noncash interest expense	47,378	89,652
Changes in operating assets and liabilities
Accounts receivable	(15,858)	(7,064)
Inventory	(1,236)	11,436
Deferred costs and other assets	7,425	-
Current liabilities	131,348	(122,211)
Net cash used by operating activities	(16,323)	(259,086)

Cash Flows from Investing Activities
Purchase of equipment	(12,737)
Net cash used by investing activities	(12,737)	-

Cash Flows from Financing Activities
Repayment of notes payable	(6,280)	(6,280)
Net cash used by financing activities	(6,280)	(6,280)

Net increase (decrease) in cash	(35,340)	(265,366)

Cash, beginning of the period	45,514	312,844

Cash, end of the period	$10,174	$47,478

Supplemental Cash Flow Information
Warrants issued for oncology agreement	$-	$42,860
Transfer from inventory to fixed assets	$-	$8,886
Transfer from deferred costs to fixed assets	$783	$-

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

1. Basis of Presentation

On February 10, 2012, CDEX Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”).  The filing, case no. 4:12-bk-02402-JMM was made by the Company (“Debtor”). As of the date of this filing, we continue to operate our businesses as debtors-in-possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  See Note 11 for further discussion of the bankruptcy case.

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of January 31, 2012 (collectively, “CDEX”, “we”, “our”, “us” or the “Company”).  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended January 31, 2012, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of January 31, 2012, had an accumulated deficit of approximately $30 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2012, we had approximately $10,000 in cash.

In our Form 10-K filed on January 30, 2012, we indicated that we would require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.  In December 2011, we were arranging for another level of financing. The individuals offering the new financing required certain concessions from our then existing noteholders before they would release the funds to us.  All but three of the noteholders agreed to the required concessions.  The three dissenting noteholders, including Malcolm H. Philips, Jr., our former CEO, and Gregory Firmbach, our former President, declared us in default on their notes.  Because all noteholders did not agree to the concessions, the funds were not released to us.  Within the first week of February 2012, we had essentially exhausted all available cash and did not have access to other sources of cash to fund ongoing business operations.

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Please refer to Note 11 for further discussion of the bankruptcy case.

There is substantial doubt as to our ability to continue as a going concern. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.  We have retained Eric Slocum Sparks, P.C. as a legal advisor to represent us in the bankruptcy proceedings and to assist in the evaluation of restructuring alternatives.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

The assessment of our near-term liquidity is based on important factors and assumptions which anticipate certain levels of potential risk.  While all business plans anticipate certain levels of risk, we are exposed to additional bankruptcy- and company-specific risk and uncertainties, including, but not limited to: (1) our ability to successfully fund our operating costs in the near term through debtor-in-possession (“DIP”) financing, a restructuring or other strategic alternatives and (2) successfully emerging from Chapter 11 through a restructuring plan that will lead to our being able to obtain the funds necessary for long-term operating costs.

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

Recent Accounting Pronouncements

None.

2.            Inventory - Net

Our inventories consisted of the following:

	January 31, 2012	October 31, 2011

Raw materials	$121,645	$120,409

Finished goods	111,852	111,852
Subtotal	233,497	232,261
Obsolescence reserve	(13,493)	(13,493)

Total inventory	$220,004	$218,768

3.            Property and equipment, net

Our property and equipment consisted of the following:

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

	January 31, 2012	October 31, 2011

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	609,846	707,500
Leased equipment	55,603	70,654

Total	668,380	781,085

Less accumulated depreciation	(578,539)	(699,703)

Net property and equipment	$89,841	$81,382

4             Patents, net

Our patents consisted of the following:

	January 31, 2012	October 31, 2011

Patents	$100,000	$100,000

Less accumulated amortization	(38,698)	(37,206)

Net patents	$61,302	$62,794

5             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2012	October 31, 2011
Legal fees	$19,213	$29,854
Deferred compensation	244,260	168,986
Accounts payable	236,783	195,925
Accrued payable to a distributor	20,210	18,785

	$520,466	$413,550

6             Notes Payable

During the three months ended January 31, 2012 and 2011, payments totaling $6,280 were made on the company’s non-interest bearing notes. Additionally, during the three months ended January 31, 2011, Gemini Master Fund Ltd. (“Gemini”) converted $42,860 of accrued interest on their note into 857,205 shares of CDEX Class A common stock.

7.            Share-Based Compensation

For the three months ended January 31, 2012, share-based compensation expense was approximately $33,000, approximately $25,000 of which was attributable to options and $8,000 was attributable to stock grants.  For the three months ended January 31, 2011, share-based compensation expense for options was approximately $97,000.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

During the three months ended January 31, 2012, 105,000 options expired.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table. For options granted in fiscal years 2011 and 2010, we use the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model. No options were issued during three months ended January 31, 2012.

	For the three months ended January 31,
	2012	2011
Weighted average grant date fair value	-	$0.03
Expected volatility	-	75%
Expected dividends	-	0%
Expected term (years)	-	4.17
Risk free rate	-	2.74%

As of January 31, 2012, there were approximately $25,000 of unrecognized compensation costs related to unvested stock options and approximately $20,000 of unrecognized compensation costs related to unvested restricted stock awards. These costs are expected to be recognized on a weighted-average basis over periods of less than one year for both restricted stock awards for unvested stock options.

8.            Stockholders' Equity

During the three months ended January 31, 2012 a shareholder converted 425 shares of Preferred Stock Series A into 25,374 shares of Class A common stock.

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

9.            Deferred Revenue

During the quarter ended January 31, 2011, we recognized revenue of approximately $19,000 on our distribution agreement regarding all products developed for application in the field of oncology.

10.          Commitments and Contingencies

Litigation

Due to the lack of liquidity, the Company is in arrears on a number of its financial obligations. To date, most creditors have been willing to renegotiate the obligations as they become due or forestall any recourse they may have to collect their debts; however, we have received a demand letter from one of our creditors and, subsequent to the end of the quarter, notices of default from three others. Should any of these other creditors pursue recourse the Company may not be able to continue as a going concern.

In addition, we may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings and the Company is not aware of any pending claims or assessments which may have a material adverse impact on the Company’s financial position or results of operations.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

11.          Subsequent Event - Bankruptcy under Chapter 11

On February 10, 2012, the Debtor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, the Debtor continues to operate its businesses as Debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  In February 2012, prior to filing, we engaged Eric Slocum Sparks, P.C. as legal advisor.  We are continuing to aggressively pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring.  Additionally, we are currently financing our operations during the reorganization using cash on hand and cash generated by operations. We expect to have a hearing with the Bankruptcy Court scheduled in which we will seek court approval for a longer-term use of cash held in an escrow account.

12.          Other Subsequent Events

On February 13, 2012, we received a notice from FINRA (Financial Industry Regulatory Authority) that, effective with the opening of markets on February 14, 2012, our trading symbol would be changed from CEXI to CEXIQ to reflect our bankruptcy status.

Also in February 2012, Jeffrey K. Brumfield, the Company’s Chairman of the Board and CEO was granted relief buy the United States Bankruptcy Court for the Southern District of California under the provisions of Chapter 7 of Title 11 of the United States Code due to personal circumstances unrelated to the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects", ”should”, “intends”, “estimates” "continue" and other words of similar meaning.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, including, but not limited to (i) the potential adverse impact of the bankruptcy case on our business, financial condition or results of operations, including our ability to maintain contracts and other customer and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in our bankruptcy case; (ii) our ability to maintain adequate liquidity to fund our operations during the bankruptcy case and to fund a plan of reorganization and thereafter, including maintaining normal terms with our vendors and service providers during the bankruptcy case and complying with the covenants and other terms of our financing agreements; (iii) our ability to obtain court approval with respect to motions in the bankruptcy case prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the bankruptcy case and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 bankruptcy case to Chapter 7 case; (v) those factors identified in Part II, Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission as may be accessed at www.sec.gov..

The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition assets, liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative and will pose substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders thereof in the bankruptcy case.  Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

OVERVIEW

CDEX Inc. (“CDEX,” “we,” “us,” “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is currently being traded on the OTCBB under the symbol "CEXIQ.OB." Our long term strategic plans focus on applying our patented and patents pending chemical detection technologies to develop products in various markets including the healthcare, security and brand protection markets, as addressed below:

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

4.
The Company is also exploring unique opportunities in select market verticals where its proprietary technology may provide low cost/ realtime solutions to a growing concern such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances.

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

In our Form 10-K filed on January 30, 2012, we indicated that we would require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.  In December 2011, we were arranging for another level of financing. The individuals offering the new financing required certain concessions from our then existing noteholders before they would release the funds to us.  All but three of the noteholders agreed to the required concessions.  The three dissenting noteholders, including Malcolm H. Philips, Jr., our former CEO, and Gregory Firmbach, our former President, declared us in default on their notes.  Because all noteholders did not agree to the concessions, the funds were not released to us.  Within the first week of February 2012, we had essentially exhausted all available cash and did not have access to other sources of cash to fund ongoing business operations.

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  There is substantial doubt as to our ability to continue as a going concern.  During the pendency of the bankruptcy case, investments in our securities will be highly speculative.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011:

	2012	2011

Revenue	$63,665	$125,254
Cost of revenue	32,439	49,173
Selling, general and administrative	182,172	269,592
Research and development	27,000	53,127
Other expense	(204,331)	(217,654)

Net loss	$(382,277)	$(464,292)

REVENUE

Revenue was approximately $64,000 and $125,000 during the three months ended January 31, 2012 and 2011, respectively. The decrease in revenue of approximately $61,000 resulted primarily from a decrease in sales of the ID2 Meth Scanner sales in 2012, a decrease in revenue from Pay Per Use clients and a decrease from the 2011 accrual of revenue from our Oncology Exclusive Distribution Agreement, partially offset by an increase of ValiMed maintenance revenue.

COST OF REVENUE

Cost of revenue was approximately $32,000 and $49,000 during the three months ended January 31, 2012 and 2011, respectively, a decrease of approximately $17,000 which includes the decrease of approximately $15,000 costs allocated to the Oncology Exclusive Distribution Agreement in 2011.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $182,000 during the three months ended January 31, 2012, compared with $270,000 during the three months ended January 31, 2011. The decrease of approximately $88,000 resulted primarily from decreases in non-cash share-based expense and employee compensation of $76,000, consulting, professional and legal expenses of $17,000, partially offset by an increase in marketing and travel expenses of $16,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $27,000 during the three months ended January 31, 2012, compared with $53,000 during the three months ended January 31, 2011, a decrease of approximately $26,000 which is primarily attributable to decreases in R&D Compensation of $15,000 as well as R&D materials of $11,000.

OTHER EXPENSE

Other expense for the three months ended January 31, 2012 was approximately $204,000 compared to $218,000 for the three months ended January 31, 2011.  The decrease of approximately $14,000 in the first quarter of 2012 reflects primarily the decrease in interest expense of $47,000 partially offset by a decrease of $29,000 of amortization of the discount associated with the GEMINI and other debt.

NET LOSS

The net loss was approximately $382,000 during the three months ended January 31, 2012, compared with a net loss of $464,000 during the three months ended January 31, 2011, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of January 31, 2012, had an accumulated deficit of approximately $30 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2012, we had approximately $10,000 in cash.

In our Form 10-K filed on January 30, 2012, we indicated that we would require financing on an ongoing basis unless and until we are able to support our operating activities with additional revenues.  In December 2011, we were arranging for another level of financing.  The individuals offering the new financing required certain concessions from our then existing noteholders before they would release the funds to us.  All but three of the noteholders agreed to the required concessions.  The three dissenting noteholders, including Malcolm H. Philips, Jr., our former CEO, and Gregory Firmbach, our former President, declared us in default on their notes.  Because all noteholders did not agree to the concessions, the funds were not released to us.  Within the first week of February 2012, we had essentially exhausted all available cash and did not have access to other sources of cash to fund ongoing business operations.

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

There is substantial doubt as to our ability to continue as a going concern. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.  We have retained Eric Slocum Sparks, P.C. as a legal advisor to represent us in the bankruptcy proceedings and to assist in the evaluation of restructuring alternatives.

The assessment of our near-term liquidity is based on important factors and assumptions which anticipate certain levels of potential risk.  While all business plans anticipate certain levels of risk, we are exposed to additional bankruptcy- and company-specific risk and uncertainties, including, but not limited to: (1) our ability to successfully fund our operating costs in the near term through debtor-in-possession (“DIP”) financing, a restructuring or other strategic alternatives and (2) successfully emerging from Chapter 11 through a restructuring plan that will lead to our being able to obtain the funds necessary for long-term operating costs.

We had a net decrease in cash of approximately $35,000 during the three months ended January 31, 2012, compared to a net decrease in cash of $265,000 for the three months ended January 31, 2011. During the first three months of fiscal 2012, we used $16,000 of cash in operating activities. This amount is comprised primarily of our net loss of $382,000 and an increase in our accounts receivable of $16,000 partially offset by loan discount amortization of $157,000, an increase in our current liabilities of $131,000, interest expense of $47,000, and non-cash share-based compensation expense of $33,000. As part of our total cash used during the first three months of fiscal 2011, we used $13,000 in investing activities with the purchase of equipment and used $6,000 in the repayment of non-interest bearing notes.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2012, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

On February 10, 2012, the Debtor filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, the Debtor continues to operate its businesses as Debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  In February 2012, prior to filing, we engaged Eric Slocum Sparks, P.C. as legal advisor.  We are continuing to aggressively pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring.

ITEM 1A.  Risk Factors

In addition to the factors included below and other information discussed elsewhere in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012. Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Risks Relating to Bankruptcy

We have filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code that may have an adverse effect on our business, financial condition and results of operation.

On February 10, 2012, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to initiate a financial reorganization of CDEX Inc.

For the duration of the Chapter 11 proceedings, our operations and our ability to maintain our value as a going concern will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

our ability to operate within the restrictions and the liquidity limitations of any orders entered by the Bankruptcy Court in connection with the Chapter 11 petition;

·
our ability to comply with and operate under the terms of any cash management orders entered by the Bankruptcy Court from time to time, which subject us to restrictions on transferring cash and other assets;

·	our ability to obtain Bankruptcy Court approval with respect to motions filed in the bankruptcy case from time to time;

·	our ability to fund emergence from the bankruptcy process on reasonable terms;

·	our ability to retain key employees during the pendency of the bankruptcy case;

·	our ability to maintain good customer and supplier relationships in light of the bankruptcy case, including the possibility that our suppliers may require stricter terms and conditions;

·	the significant time and effort of senior management that will be required to deal with the reorganization, which will divert focus from our business operations;

·	potential litigation by parties in interest, which could be expensive, lengthy, and disruptive to our normal business operations and the plan confirmation process;

·	the substantial costs for professional fees and other expenses associated with the bankruptcy case; and;

·	the adverse publicity created by the bankruptcy case, which may negatively impact our efforts to establish and promote name recognition and a positive image after our emergence from bankruptcy.

We may have insufficient liquidity to successfully operate our business.

We expect to incur significant costs as a result of the bankruptcy case.  We are currently financing our operations during the reorganization using cash on hand and cash generated by operations. We expect to have a hearing with the Bankruptcy Court scheduled in which we will seek court approval for a longer-term use of cash held in an escrow account. In the event that we lose our authority to use the escrowed cash and do not have sufficient liquidity to fund our operations such that we need to obtain additional financing, there can be no assurance as to our ability to obtain sufficient DIP or other financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and the volatility and tightness in the financial and credit markets. These conditions and our bankruptcy case would make it more difficult for us to obtain financing.

Our ability to continue as a going concern imposes significant risks to our operations.

As referenced in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, we have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2011 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow.  Due to the uncertainties inherent in the Chapter 11 process, there is currently substantial doubt regarding our ability to maintain our value as a going concern.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We will be subject to certain risks and uncertainties with respect to the actions and decisions of the Bankruptcy Court, our creditors and other interested parties during the Chapter 11 proceedings, which may impact our ability to realize our assets and liquidate our liabilities.

Our efforts to effectuate Chapter 11 reorganization may fail and the bankruptcy case could be converted to a Chapter 7 Liquidation.

Because of the risks and uncertainties associated with bankruptcy proceedings, we cannot predict whether our Chapter 11 reorganization will be successful.  Any plan of reorganization we propose must garner sufficient support to enable the Bankruptcy Court to confirm the plan; a lengthy or contentious plan confirmation process may jeopardize our efforts to reorganize under Chapter 11.  Any significant delays or expenses during the bankruptcy proceedings may imperil our ability to successfully reorganize.  If we are unable to continue operating within the restrictions and the liquidity limitations of any orders entered by the Bankruptcy Court in connection with our Chapter 11 petition, we may not be able to successfully reorganize.  If our ability to reorganize is hindered for any of these or other reasons, we may need to convert our Chapter 11 reorganization to a Chapter 7 liquidation.

The Chapter 11 proceedings may consume a substantial portion of the time and attention of our management.

Management’s attention may be substantially focused on the bankruptcy case.  The demands the bankruptcy case place on senior management’s time and attention detract from their ability to focus on the operations of our business.  This diversion may have an adverse effect on the conduct of our business, and as a result, on our financial condition and results of operations.

The price of our stock is volatile, and, in connection with our Chapter 11 proceedings, holders of our securities may receive no payment or payment that is less than the purchase price of such securities.

Prior to filing the Chapter 11 petition, the market price for our common stock was volatile. Trading in our securities may be further impacted due to our Chapter 11 petition, and holders of such securities may not be able to resell their securities for their purchase price or at all. The price of our securities may fluctuate substantially in the future. In addition, it is possible that, in connection with our reorganization, all of the outstanding shares of our capital stock could be cancelled, and holders of such securities may not be entitled to any payment in respect of their shares. Accordingly, trading in our securities during the pendency of our reorganization is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the purchase price of such securities.

ITEM 5. Other Information

(a)	Not Applicable
(b)	The Company has not adopted formal procedures for the nomination by stockholders of candidates to serve on its Board of Directors.

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

CDEX INC.

By:              /s/  Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:              /s/  Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance