Form 10-Q
period 2012-04-30
CDEX INC
filed 2012-06-13
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2012

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐  Accelerated filer: ☐  Non-accelerated filer: ☐  Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On June 11, 2012, 109,996,717 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011	1

	Statements of Operations for the three months ended April 30, 2012 and 2011 (unaudited)	2

	Statements of Operations for the six months ended April 30, 2012 and 2011 (unaudited)	3

	Statements of Cash Flow for the six months ended April 30, 2012 and 2011 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4.	Controls and Procedures	17

Part II OTHER INFORMATION

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

Signatures		19

ii

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

These events create uncertainty relating to our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. Our financial statements as of April 30, 2012, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of the bankruptcy case.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	April 30, 2012	October 31. 2011
	Unaudited
Assets
Current assets
Cash	$15,673	$45,514
Accounts receivable	23,711	17,330
Inventory - net	200,704	218,768
Deferred costs - current	-	10,708
Total current assets	240,088	292,320
Property and equipment, net	81,165	81,382
Patents, net	59,810	62,794
Other assets	1,504	1,399
Total assets	$382,567	$437,895

Liabilities and stockholders' deficit
Liabilities not subject to compromise current liabilities:
Accounts payable and accrued expenses	$115,908	$413,550
Deferred revenue	-	83,614
Notes payable and accrued interest	-	2,017,819
Total current liabilities	115,908	2,514,983
Liabilities subject to compromise:
Deferred revenue	85,178
Accounts payable and accrued expenses	526,402	-
Notes payable and accrued interest	2,831,282	-
Total liabilities subject to compromise:	3,442,862	-
Total liabilities	3,558,770	2,514,983

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
April 30, 2012 and 6,675 outstanding at October 31, 2011	31	33
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 109,996,717 outstanding at April 30,
2012 and 109,971,343 outstanding at October 31, 2011	549,985	549,858
Additional paid in capital	30,350,433	30,297,427
Accumulated (deficit)	(34,076,652)	(32,924,406)
Total stockholders' (deficit)	(3,176,203)	(2,077,088)
Total liabilities and stockholders' deficit	$382,567	$437,895

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	April 30
	2012	2011

Revenue	$70,164	$95,935

Cost of revenue	24,815	49,906

Gross profit	45,349	46,029

Operating Expenses
Selling, general and administrative	159,608	167,868
Research and development	35,055	34,126
Total operating expenses	194,663	201,994

Loss from operations	(149,314)	(155,965)

Other expense
Note discount amortization	-	(128,003)
Interest expense	(620,005)	(82,051)
Other expense	(650)	-
Total other (expense)	(620,655)	(210,054)

Net loss	$(769,969)	$(366,019)

Basic net loss
per common share:	$(0.01)	$(0.01)

Basic weighted average
common shares outstanding	109,996,717	69,628,099

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended
	April 30
	2012	2011

Revenue	$133,829	$221,189

Cost of revenue	57,254	99,079

Gross profit	76,575	122,110

Operating Expenses
Selling, general and administrative	341,780	437,460
Research and development	62,055	87,253
Total operating expenses	403,835	524,713

Loss from operations	(327,260)	(402,603)

Other (expense)
Note discount amortization	(156,953)	(256,006)
Interest expense	(667,383)	(171,702)
Other expense	(650)	-
Total other (expense)	(824,986)	(427,708)

Net loss	$(1,152,246)	$(830,311)

Basic and diluted net loss
per common share:	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	109,990,374	68,430,241

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	April 30
	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,152,246)	$(830,311)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	16,424	15,109
Loan discount amortization	156,953	253,506
Share-based compensation	53,131	210,569
Loss recognized on disposal of equipment	296	-

Noncash interest expense	667,383	171,702
Changes in operating assets and liabilities
Accounts receivable	(6,381)	(2,755)
Inventory	18,064	18,924
Deferred costs and other assets	7,320	4,368
Current liabilities	230,324	(124,756)
Net cash used by operating activities	(8,732)	(283,644)

Cash Flows from Investing Activities
Purchase of equipment	(12,736)
Net cash used by investing activities	(12,736)	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	-	100,000
Repayment of notes payable	(8,373)	(12,559)
Net cash used by financing activities	(8,373)	87,441

Net increase (decrease) in cash	(29,841)	(196,203)

Cash, beginning of the period	45,514	312,844

Cash, end of the period	$15,673	$116,641

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$-	$571,246
Warrant incremental fair value on renegotiated debt	$-	$86,849
Warrants issued for oncology agreement	$-	$8,886
Transfer from deferred costs to fixed assets	$783	$-

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

1. Basis of Presentation

On February 10, 2012, CDEX Inc. (collectively, “CDEX”, “we”, “our”, “us”, “Debtor” or the “Company”) filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”).  The filing, case no. 4:12-bk-02402-JMM was made by the Company. As of the date of this filing, we continue to operate our businesses as debtors-in-possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  See Notes 6 and 12 for further discussion of the bankruptcy case.

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of April 30, 2012.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended April 30, 2012, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of April 30, 2012, had an accumulated deficit of approximately $30 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2012, we had approximately $10,000 in cash.

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
April 30, 2012
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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05), which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. It is expected that the adoption of ASU No. 2011-05 will not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04).  ASU No. 2011-04 created a uniform framework for applying fair value measurement principles and clarified existing guidance in U.S. GAAP. ASU No. 2011-04 is effective for the first annual reporting period beginning after December 15, 2011 and must be applied prospectively.  It is expected that the adoption of ASU No. 2011-04 will not have a material impact on the Company’s financial statements.
2.             Inventory - Net

 Our inventories consisted of the following:

	April 30, 2012	October 31, 2011

Raw materials	$117,180	$120,409

Finished goods	96,801	111,852
Subtotal	213,981	232,261
Obsolescence reserve	(13,277)	(13,493)

Total inventory	$200,704	$218,768

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

3              Property and equipment, net

 Our property and equipment consisted of the following:

	April 30, 2012	October 31, 2011

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	707,500
Leased equipment	70,654	70,654

Total	668,380	781,085

Less accumulated depreciation	(587,215)	(699,703)

Net property and equipment	$81,165	$81,382

4              Patents, net

 Our patents consisted of the following:

	April 30, 2012	October 31, 2011

Patents	$100,000	$100,000

Less accumulated amortization	(40,190)	(37,206)

Net patents	$59,810	$62,794

5             Accounts Payable and Accrued Expenses

 Accounts payable and accrued expenses consisted of the following:

	April 30, 2012	October 31, 2011
Legal fees	$-	$29,854
Deferred compensation	38,049	168,986
Accounts payable	76,909	195,925
Accrued payable to a distributor	950	18,785

	$115,908	$413,550

6             Liabilities Subject to Compromise

During the pendency of the Chapter 11 proceedings, certain claims against the Debtor in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the April 30, 2012, balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

7             Accounts Payable and Accrued Expenses Subject to Compromise

 Accounts payable and accrued expenses subject to compromise consisted of the following:

	April 30, 2012	October 31, 2011
Legal fees	$43,458	$-
Deferred compensation	262,384	-
Accounts payable	199,875	-
Accrued payable to a distributor	20,685	-

	$526,402	$-

8.            Notes Payable

During the three months ended April 30, 2012 and 2011, payments totaling $2,093 and $6,280, respectively, were made on the company’s non-interest bearing notes.

In the event of a default on the 10% Senior Convertible Notes, the Company is required to recognize a Mandatory Default Amount (“MDA”) which is defined in the notes as the sum of (i) the greater of (A) 130% of the outstanding principal amount of the note, plus 100% of accrued and unpaid interest thereon, or (B) the outstanding principal amount of the note, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the MDA is either (a) demanded (if demand or notice is required to create an event of default) or otherwise due or (b) paid in full, whichever has a lower price, multiplied by the volume weighted average price (“VWAP”) on the date the MDA is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the note. The financial statements as of and for the three- and six-months ended April 30, 2012 reflect the accrual of interest expense on our notes payable to February 10, 2012 as well as the accrual of the MDA for our 10% Senior Convertible Notes.

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

9.            Share-Based Compensation

For the three months ended April 30, 2012, share-based compensation expense was approximately $30,000, approximately $9,000 of which was attributable to options and $11,000 was attributable to stock grants.  For the three months ended April 30, 2011, share-based compensation expense for options was approximately $54,000.

During the three months ended April 30, 2012, 225,000 options expired.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012
(Unaudited)

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model, however, no options were issued during three months ended April 30, 2012 and 2011 so the pricing assumptions in the following table are blank. For options granted in fiscal year 2011, we used the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

For the three months ended April 30,
	2012	2011
Weighted average grant date fair value	-	-
Expected volatility	-	-
Expected dividends	-	-
Expected term (years)	-	-
Risk free rate	-	-

As of April 30, 2012, there was approximately $16,000 of unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized on a weighted-average basis over periods of less than one year.

10.          Stockholders' Equity

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

11.          Deferred Revenue

During the quarter ended January 31, 2011, we recognized revenue of approximately $19,000 on our distribution agreement regarding all products developed for application in the field of oncology.

12.          Commitments and Contingencies

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
April 30, 2012
(Unaudited)

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

On May 25, 2012 we filed with the Bankruptcy Court our Debtor’s First Disclosure Statement for its First Plan of Reorganization and the Debtors First Plan of Reorganization. The Court has set July 16, 2012 as the hearing date for approval of the court of these filings.

Starting on May 30, 2012, we started to receive “Administrative Expense” financing allowed for under section 364(a) of the Bankruptcy code. Thru June 11, 2012 we have received approximately $43,000 in Administrative Expense financing.

13.          Other Events

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

In light of current developments, the Company’s Board of Directors elected to waive its compensation for the current quarter and decided to readdress director compensation on a quarterly basis. Additionally the Company’s CEO had deferred his compensation for the fiscal year-to-date through May 31, 2012.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011:

	2012	2011

Revenue	$70,164	$95,935
Cost of revenue	24,815	49,906
Selling, general and administrative	159,608	167,868
Research and development	35,055	34,126
Other expense	(620,655)	(210,054)

Net loss	$(769,969)	$(366,019)

REVENUE

Revenue was approximately $70,000 and $96,000 during the three months ended April 30, 2012 and 2011, respectively. The decrease in revenue of approximately $26,000 resulted primarily from a decrease from the 2011 accrual of revenue from our Oncology Exclusive Distribution Agreement and a decrease in revenue from the sales of supplies and revenues from our Pay Per Use clients, partially offset by an increase of ValiMed maintenance revenue.

COST OF REVENUE

Cost of revenue was approximately $25,000 and $50,000 during the three months ended April 30, 2012 and 2011, respectively, a decrease of approximately $25,000 which includes the decrease of approximately $12,000 costs allocated to the Oncology Exclusive Distribution Agreement in 2011 as well as a decrease in materials cost of approximately $4,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $160,000 during the three months ended April 30, 2012, compared with $168,000 during the three months ended April 30, 2011. The decrease of approximately $8,000 resulted primarily from decreases non-cash share-based expense and employee compensation of $36,000 and marketing and travel expenses of $4,000, partially offset by an increase in consulting, professional and legal expenses of $22,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $35,000 during the three months ended April 30, 2012, compared with $34,000 during the three months ended April 30, 2011, an increase of approximately $1,000 which is primarily attributable to an increases in R&D Materials of $2,000 partially offset by a decrease in R&D Compensation of $1,000.

OTHER EXPENSE

Other expense for the three months ended April 30, 2012 was approximately $621,000 compared to $210,000 for the three months ended April 30, 2011.  The increase of approximately $411,000 in the second quarter of 2012 reflects primarily the accrual of approximately $520,000 of the mandatory default amount and its associated $95,000 life-to-date interest on all the 10% senior convertible notes partially offset by a decrease in interest expense of $76,000 because the filing for bankruptcy protection stopped the interest accruals on loans partially and by a decrease of $128,000 of amortization of the discount associated with the GEMINI and other debt.

NET LOSS

The net loss was approximately $770,000 during the three months ended April 30, 2012, compared with a net loss of $366,000 during the three months ended April 30, 2011, due to the foregoing factors.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011:

	2012	2011

Revenue	$133,829	$221,189
Cost of revenue	57,254	99,079
Selling, general and administrative	341,780	437,460
Research and development	62,055	87,253
Other expense	(824,986)	(427,708)

Net loss	$(1,152,246)	$(830,311)

REVENUE

Revenue was approximately $134,000 and $221,000 during the six months ended April 30, 2012 and 2011, respectively. The decrease in revenue of approximately $87,000 resulted primarily from a decrease from the 2011 accrual of revenue from our Oncology Exclusive Distribution Agreement a decrease in revenue from the sales of supplies and revenues from our Pay Per Use clients and sales of the ID2 Meth Scanner sales in 2011, partially offset by an increase of ValiMed maintenance revenue.

COST OF REVENUE

Cost of revenue was approximately $57,000 and $99,000 during the six months ended April 30, 2012 and 2011, respectively, a decrease of approximately $42,000 which includes the decrease of approximately $26,000 costs allocated to the Oncology Exclusive Distribution Agreement in 2011, royalty fees of $5,000, travel expense of $3,000 and depreciation of $3,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $342,000 during the six months ended April 30, 2012, compared with $437,000 during the six months ended April 30, 2011. The decrease of approximately $95,000 resulted primarily from decreases in non-cash share-based expense and employee compensation of $112,000 and consulting, professional and legal expenses of $4,000, partially offset by an increase in marketing and travel expenses of $12,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $62,000 during the six months ended April 30, 2012, compared with $87,000 during the six months ended April 30, 2011, a decrease of approximately $25,000 which is primarily attributable to decreases in R&D Compensation of $16,000 as well as R&D materials of $9,000.

OTHER EXPENSE

Other expense for the six months ended April 30, 2012 was approximately $825,000 compared to $428,000 for the six months ended April 30, 2011.  The increase of approximately $397,000 in the first six months of 2012 reflects primarily the increase reflects primarily the accrual of approximately $520,000 of the mandatory default amount and its associated $95,000 life-to-date interest on all the 10% senior convertible notes partially offset by a decrease in interest expense of $119,000 because the filing for bankruptcy protection stopped the interest accruals on loans and a decrease of $99,000 of amortization of the discount associated with the GEMINI and other debt.

NET LOSS

The net loss was approximately $1,152,000 during the six months ended April 30, 2012, compared with a net loss of $830,000 during the six months ended April 30, 2011, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of April 30, 2012, had an accumulated deficit of approximately $34 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2012, we had approximately $16,000 in cash.

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

We had a net decrease in cash of approximately $30,000 during the six months ended April 30, 2012, compared to a net decrease in cash of $196,000 for the six months ended April 30, 2011. During the first six months of fiscal 2012, we used $8,000 of cash in operating activities. This amount is comprised primarily of our net loss of $1,152,000 and an increase in our accounts receivable of $6,000 partially offset by interest expense of $667,000 which includes the accrual of approximately $520,000 of the mandatory default amount and its associated $95,000 life-to-date interest on all the 10% senior convertible notes, the offset also includes an increase in our current liabilities of $230,000 loan discount amortization of $157,000, and non-cash share-based compensation expense of $53,000. As part of our total cash used during the first six months of fiscal 2012, we used approximately $13,000 in investing activities with the purchase of equipment and used $8,000 in the repayment of non-interest bearing notes.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2012, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2012.

CDEX INC.

By:              /s/  Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:              /s/  Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance