Form 10-Q
period 2012-07-31
CDEX INC
filed 2012-09-14
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to ____

Commission File Number 000-49845

CDEX INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	52-2336836
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4555 South Palo Verde Road, Suite 123, Tucson, Arizona (Address of Principal Executive Offices)	85714 (Zip Code)

Registrant's Telephone Number, Including Area Code   520-745 5172

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

On September 10, 2012, 109,996,717 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of July 31, 2012 (unaudited) and October 31, 2011	1

	Statements of Operations for the three months ended July 31, 2012 and 2011 (unaudited)	2

	Statements of Operations for the nine months ended July 31, 2012 and 2011 (unaudited)	3

	Statements of Cash Flow for the nine months ended July 31, 2012 and 2011 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 4.	Controls and Procedures	19

Part II OTHER INFORMATION

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

Signatures		22

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

These events create uncertainty relating to our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. Our financial statements as of July 31, 2012, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of the bankruptcy case.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS
	July 31, 2012	October 31. 2011
	Unaudited
Assets
Current assets
Cash	$75,119	$45,514
Accounts receivable	29,568	17,330
Inventory - net	188,215	218,768
Deferred costs - current	-	10,708
Total current assets	292,902	292,320
Property and equipment, net	72,489	81,382
Patents, net	58,318	62,794
Other assets	1,504	1,399
Total assets	$425,213	$437,895

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$654,304	$413,550
Notes payable and accrued interest	2,946,924	2,017,819
Deferred revenue - current	117,401	83,614

Total current liabilities	3,718,629	2,514,983

Total liabilities	3,718,629	2,514,983

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
July 31, 2012 and 6,675 outstanding at October 31, 2011	31	33
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 109,996,717 outstanding at July 31,
2012 and 109,971,343 outstanding at October 31, 2011	549,985	549,858
Additional paid in capital	30,358,600	30,297,427
Accumulated (deficit)	(34,202,032)	(32,924,406)
Total stockholders' (deficit)	(3,293,416)	(2,077,088)
Total liabilities and stockholders' (deficit)	$425,213	$437,895

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	July 31
	2012	2011

Revenue	$62,040	$231,693

Cost of revenue	28,947	36,842

Gross profit	33,093	194,851

Operating Expenses
Selling, general and administrative	122,617	211,394
Research and development	34,180	28,165
Total operating expenses	156,797	239,559

Loss from operations	(123,704)	(44,708)

Other expense
Note discount amortization	-	(156,953)
Interest expense	(1,026)	(56,231)
Other expense	(650)	-
Total other (expense)	(1,676)	(213,184)

Net loss	$(125,380)	$(257,892)

Basic net loss
per common share:	$(0.001)	$(0.003)

Basic weighted average
common shares outstanding	109,996,717	95,291,618

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended
	July 31
	2012	2011

Revenue	$195,869	$452,882

Cost of revenue	86,201	135,921

Gross profit	109,668	316,961

Operating Expenses
Selling, general and administrative	464,397	648,854
Research and development	96,235	115,418
Total operating expenses	560,632	764,272

Loss from operations	(450,964)	(447,311)

Other (expense)
Note discount amortization	(156,953)	(412,958)
Interest expense	(668,409)	(227,934)
Other expense	(1,300)	-
Total other (expense)	(826,662)	(640,892)

Net loss	$(1,277,626)	$(1,088,203)

Basic and diluted net loss
per common share:	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	109,992,488	77,384,033

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	July 31
	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,277,626)	$(1,088,203)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	26,592	22,994
Loan discount amortization	156,953	407,958
Share-based compensation	61,298	262,287
Loss recognized on disposal of equipment	296	-

Noncash interest expense	668,809	227,934
Changes in operating assets and liabilities
Accounts receivable	(12,238)	(15,459)
Inventory	30,553	19,459
Deferred costs and other assets	7,320	5,441
Current liabilities	274,541	(88,992)
Net cash used by operating activities	(63,502)	(246,581)

Cash Flows from Investing Activities
Purchase of equipment	(12,736)	(16,273)
Net cash used by investing activities	(12,736)	(16,273)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	114,216	100,000
Repayment of notes payable	(8,373)	(19,735)
Net cash provided by financing activities	105,843	80,265

Net increase (decrease) in cash	29,605	(182,589)

Cash, beginning of the period	45,514	312,844

Cash, end of the period	$75,119	$130,255

Supplemental Cash Flow Information
Conversion of notes payable and accrued interest
to common stock	$-	$1,985,462
Warrant incremental fair value on renegotiated debt	$-	$86,850
Warrants issued for oncology agreement	$-	$8,886
Transfer from deferred costs to fixed assets	$783	$-

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
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

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of July 31, 2012.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended July 31, 2012, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of July 31, 2012, had an accumulated deficit of approximately $34 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of July 31, 2012, we had approximately $114,000 in cash provided primarily through “Administrative Expense” financing.

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

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, which amends ASC Topic 350, "Intangibles - Goodwill and Other." The guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.            Inventory - Net

Our inventories consisted of the following:

	July 31, 2012	October 31, 2011

Raw materials	$113,991	$120,409
Finished goods	87,501	111,852
Subtotal	201,492	232,261
Obsolescence reserve	(13,277)	(13,493)
Total inventory	$188,215	$218,768

3             Property and equipment, net

Our property and equipment consisted of the following:

	July 31, 2012	October 31, 2011

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	707,500
Leased equipment	70,654	70,654

Total	668,380	781,085

Less accumulated depreciation	(595,891)	(699,703)

Net property and equipment	$72,489	$81,382

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

4             Patents, net

Our patents consisted of the following:

	July 31, 2012	October 31, 2011

Patents	$100,000	$100,000

Less accumulated amortization	(41,682)	(37,206)

Net patents	$58,318	$62,794

5             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 31, 2012	October 31, 2011
Legal fees	$10,874	$29,854
Deferred compensation	55,383	168,986
Accounts payable	59,270	195,925
Accrued payable to a distributor	2,375	18,785

	$127,902	$413,550

6             Liabilities Subject to Compromise

During the pendency of the Chapter 11 proceedings, certain claims against the Debtor in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the July 31, 2012, balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

Accounts payable and accrued expenses subject to compromise consisted of the following:

	July 31, 2012	October 31, 2011
Legal fees	$34,928	$-
Deferred compensation	262,384	-
Accounts payable	208,405	-
Accrued payable to a distributor	20,685	-

	$526,402	$-

7.            Notes Payable

During the three months ended July 31, 2012, no payments were made on the Company’s notes payable. During the three months ended July 31, 2011, payments totaling $6,280 were made on the company’s non-interest bearing notes.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

During the quarter ended July 31, 2012, we receive approximately $114,000 “Administrative Expense” financing allowed for under section 364(a) of the Bankruptcy code.

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $598,000 principal and interest of our 10% notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal and accrued interest balance of approximately $20,000 converted the note into 248,680 shares of the Company’s common stock at the rate $0.08 a share..

8.            Share-Based Compensation

For the three months ended July 31, 2012, share-based compensation expense was approximately $8,000 which was attributable to options.  For the three months ended July 31, 2011, share-based compensation expense was approximately $52,000, approximately half of which is attributable to options and half attributable to stock grants.

During the three months ended July 31, 2012, 555,000 options expired.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model, however, no options were issued during nine months ended July 31, 2012 so those pricing assumptions in the following table are blank. For options granted in fiscal year 2011, we used the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the nine months ended July 31,
	2012	2011
Weighted average grant date fair value	-	$0.03
Expected volatility	-	75%
Expected dividends	-	0%
Expected term (years)	-	3 - 4.17
Risk free rate	-	0.05 - 2.74%

As of July 31, 2012, there was approximately $8,000 of unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized on a weighted-average basis over periods of less than one year.

9.            Stockholders' Equity

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

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

In May 2011, Gemini converted a portion of our 10% convertible notes of $480,000 principal and accrued interest into 9,600,000 shares of the Company’s common stock. Also in May 2011, entities controlled by Malcolm H. Philips, Jr. converted approximately $317,000 principal and accrued interest of our 10% convertible notes into 4,541,645 shares of the Company’s common stock. Additionally, other holders of our notes converted approximately $598,000 principal and interest of our 10% notes into 8,012,782 shares of the Company’s common stock. The notes were converted at the rates of $0.05 to $0.08 a share. In June 2011, a holder of our notes with a principal and accrued interest balance of approximately $20,000 converted the note into 248,680 shares of the CDEX, Inc. Company’s common stock at the rate $0.08 a share. Additionally, during the three months ended July 31, 2011, the Company issued 608,284 restricted stock awards to its independent directors compensation for their participation on the Company’s Board. These award will vest in six months.

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

11.          Subsequent Events

On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) as prepared by CDEX' attorney, Eric Slocum Sparks.  The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.   The following outlines the resolution of the claims to the Company under the Plan.

Reverse Stock Split: At the time of filing, outstanding shares in CDEX total approximately 110,000,000. Current outstanding shares in CDEX will undergo a 1 for 10 Reverse Stock Split, which will bring the amount of outstanding shares to approximately 11,000,000.  As part of the Plan, CDEX will implement the 1 for 10 Reverse Stock Split of the Old CDEX Common Stock, such that each 10 shares shall, following the Reverse Stock Split (and subject to adjustment for fractional entitlements), be consolidated into one (1) share of New Common Stock.  The aggregate fractional share interests of each holder of Old CDEX Common Stock shall be rounded up to the nearest whole number. On the Effective Date or as soon as practicable thereafter, the Reorganized Debtor expects to apply to have the New Common Stock listed on the Over the Counter Stock Exchange (“OTC”) or, if Reorganized Debtor is unable to have the New Common Stock listed on the OTC, other national securities exchange. All existing warrants to purchase shares of Old CDEX Common Stock will be extinguished upon consummation of the Plan.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Classification, CDEX’ Plan divides claims against CDEX into multiple separate classes that are in accordance with the Bankruptcy Code.  Unless otherwise expressly stated in the Plan, distributions to holders of allowed claims are in full satisfaction of their allowed claims.  All claims against the Debtor arising prior to confirmation will be discharged by performance of the Plan on the Effective Date to the extent that such claims are dischargeable under the Bankruptcy Code.  For the purposes of the Plan, claims are classified and treated as follows:

Class One - Administrative Claims.
>             Class One consists of all claims for the cost of administration of CDEX’ bankruptcy estate.  Included in this class are all claims for administrative expenses entitled to priority under Bankruptcy Code §507(A)(1), such as professional fees and costs, as approved by the Bankruptcy Court of the attorneys, accountants, and other professional persons employed by CDEX, and all actual and necessary expenses of operating CDEX’ business pursuant to Bankruptcy Code §503(b), including without limitation, all fees charged against CDEX’ business pursuant to Chapter 123 of Title 28, United States Code. Debtor believes claims in this class may exceed $150,000.00.
>             Treatment: The Plan provides for the payment in cash, in full, of all allowed Administrative Claims on the later of the Effective Date or the date upon which such Claims become Allowed Claims, or as otherwise ordered by the Bankruptcy Court.  Class One claims will be paid from assets of the estate.  As of July 31, 2012, it is estimated that the Class One claims will total approximately $116,000 and may include additional post-petition administrative expenses not paid by Debtor.

Class Two - Claims of Governmental Units
>             Class Two claims consist of all allowed claims of the United States Internal Revenue Service (“IRS”) and/or State of Arizona, Department of Revenue (“DOR”) and/or the Department of Economic Security (“DES”), City of Tucson or other government agency which are entitled to priority pursuant to Section 507(a)(8) of the Bankruptcy Code except ad valorem taxes.  Debtor is aware of a proof of claim filed by Internal Revenue in this class in the amount of $594.72.
>             Treatment: Each holder of a Class Two allowed claim shall retain its lien or claim, in accordance with Section 1129 of the Bankruptcy Code.  The claim shall bear simple interest at a fixed rate equal to that rate which would be required to be paid as of the Effective Date under Section 6621 and/or 6622 of the Internal Revenue Code, or such other interest rate as the Bankruptcy Court determines is sufficient to confer upon the tax claim a value as of the Effective Date equal to the principal amount of such claim.  The allowed claim shall be payable in two equal monthly installments of principal, along with accrued interest.  The first payment shall commence on the first day of the month immediately following the month of the Effective Date.  The claim is subject to prepayment at any time without penalty or premium and shall have such other terms as required by law.

Class Three - Employee Priority Claims
>             Class Three consists of allowed claims arising under Bankruptcy Code Section 507(a)(3) and (4) including claims for accrued vacation, sick days, holidays and wages earned by employees of CDEX within 90 days before the filing of the bankruptcy petition. Debtor estimates claims in this class at $23,000.
>             Treatment: The Plan provides that each and every holder of a Class Three Allowed Claim shall receive shares of stock on account of its claim.  Each allowed claim will be divided by .05 in order to obtain a share value exchange of its claim and the claimant will receive that amount of shares of stock plus an equal number of warrants for future purchase at an exercise price of $0.10 effective for five years after the date of issuance. Any liens held by the Class Three creditors shall be null and void and removed as of the Effective Date. CDEX estimates that Class Three Creditors will receive approximately 458,000 shares of New Common Stock and 458,000 warrants.

Class Four - Unsecured Claims of Senior 10% Noteholders
>             Class Four consists of allowed unsecured claims of the holders of 10% Senior Convertible Notes.  Debtor estimates claims in this class at $2,773,000.
>             Treatment: The Plan provides that each and every holder of a Class Four Allowed Claim shall receive shares of stock on account of its claim.  Each allowed claim will be divided by .15 in order to obtain a share value exchange of the claim and the claimant will receive that amount of shares of stock plus an equal number of warrants for future purchase at an exercise price of $0.30 effective for five years after the date of issuance. Any liens held by the Class Four creditors shall be null and void and removed as of the Effective Date.  CDEX estimates that Class Four Creditors will receive approximately 18,484,000 shares of New Common Stock and 18,484,000 warrants.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Class Five - Unsecured Claims of Non-Interest Noteholders
>             Class Five consists of allowed unsecured claims of the holders of Non-Interest Notes.  Debtor estimates claims in this class at $15,000.
>             Treatment: The Plan provides that each and every holder of a Class Five Allowed Claim shall receive shares of stock on account of its claim.   Each allowed claim will be divided by .25 in order to obtain a share value exchange of the claim.  Any liens held by the Class Five creditors shall be null and void and removed as of the Effective Date.  CDEX estimates that Class Five Creditors will receive approximately 59,000 shares of New Common Stock.

Class Six - Unsecured Deferred Compensation Claims
>             Class Six consists of allowed unsecured deferred compensation claims.  CDEX estimates claims in this class at $258,000.
>             Treatment: The Plan provides that each and every holder of a Class Six Allowed Claim shall receive shares of stock on account of its claim.   Each allowed claim will be divided by .05 in order to obtain a share value exchange of the claim and the claimant will receive that amount of shares of stock plus an equal number of warrants for future purchase at an exercise price of $0.10 effective for five years after the date of issuance. Any liens held by the Class Six creditors shall be null and void and removed as of the Effective Date.  CDEX estimates that Class Six Creditors will receive approximately 5,167,000 shares of New Common Stock and 5,167,000 warrants.

Class Seven - Unsecured Claims of George Cohen
>             Class Seven consists of the allowed unsecured claims of George Cohen for past due convertible notes.  Debtor estimates claims in this class at $46,000.
>             Treatment: The Plan provides that each and every holder of a Class Seven Allowed Claim shall receive shares on account of its claim.   Each allowed claim will be divided by .15 in order to obtain a share value exchange of the claim and the claimant will receive that amount of shares of stock plus an equal number of warrants for future purchase at an exercise price of $0.30 effective for five years after the date of issuance. Any liens held by the Class Seven creditor shall be null and void and removed as of the Effective Date.  CDEX estimates that Class Seven Creditors will receive approximately 307,000 shares of New Common Stock and 307,000 warrants.

Class Eight - Unsecured Trade Claims
>             Class Eight consists of the allowed unsecured claims of trade creditors.  Debtor estimates claims in this class at $308,000.
>             Treatment: The Plan provides that each and every holder of a Class Eight Allowed Claim shall receive shares on account of their claim.   Each allowed claim will be divided by .25 in order to obtain a share value exchange of the claim.  Any liens held by the Class Eight creditors shall be null and void and removed as of the Effective Date.  CDEX estimates that Class Eight Creditors will receive approximately 1,230,000 shares of New Common Stock.

Class Nine - Client Deposits
>             Class Nine consists of the allowed unsecured claims of Dr. Jason Terrell and Governor Juan F. Louis Hospital & Medical Center for deposits for the purchase of company products.  Debtor estimates claims in this class at $57,000.
>             Treatment: The Plan provides that each and every holder of a Class Nine Allowed Claim shall receive shares on account of its claim.   Each allowed claim will be divided by .05 in order to obtain a share value exchange of the claim and the claimant will receive that amount of shares of stock plus an equal number of warrants for future purchase at an exercise price of $0.10 effective for five years after the date of issuance. Any liens held by the Class Nine creditor shall be null and void and removed as of the Effective Date.  CDEX estimates that Class Nine Creditors will receive approximately 1,140,000 shares of New Common Stock and 1,140,000 warrants.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Class Ten - Contingent, Unliquidated and Disputed Claims.
>             Class Ten consists of all contingent, unliquidated and disputed claims.
>             Treatment: Class Ten creditors shall receive no distribution under the Plan.  As of July 31, 2012, there are no claimants that fall within this Classification.

Class Eleven - Interest of Equity Holders.
>             Class Eleven consists of the equity interest holders of CDEX.
>             Treatment: The equity holders in Debtor shall be allowed to retain their current percentage of interest or a percentage thereof subject to the Reverse Stock Split as set forth in the Plan.  CDEX estimates that Class Eleven Equity Holders will receive approximately 11,000,000 shares of New Common Stock

Class Twelve - Claims of Participating Investors.
>             Class Twelve consists of the claims of participating investors.
>             Treatment:   Unless participating investors contribute substantial capital required to fund this Plan they will receive no percentage of the equity interest of CDEX and no distribution under the Plan.  Participating investors will receive common stock at the rate of one share for every $0.05 invested and one warrant for every share of stock purchased.  Each warrant will have a $0.10 exercise price and be effective for five years after the date of issuance.  As of July 31, 2012, there are no claimants that fall within this Classification.

Below is the Proforma July 31, 2012 Balance Sheet showing the effects of the Plan as if it were implemented on that date:

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

CDEX INC.
PROFORMA BALANCE SHEET

	July 31, 2012	BK Adjustments	As Adjusted
	Unaudited
Assets
Current assets
Cash	$75,119	$583,764	$658,883
Accounts receivable	29,568	-	29,568
Inventory - net	188,215	-	188,215
Total current assets	292,902	583,764	876,666
Property and equipment, net	72,489	-	72,489
Patents, net	58,318	-	58,318
Other assets	1,504	-	1,504
Total assets	$425,213	$583,764	$1,008,977

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$654,304	$(591,379)	$62,925
Notes payable and accrued interest	2,946,924	(2,946,924)	-
Deferred revenue - current	117,401	(57,000)	60,401
Total current liabilities	3,718,629	(3,595,303)	123,326
Total liabilities	3,718,629	(3,595,303)	123,326

Commitments and Contingencies

Stockholders' deficit
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
July 31, 2012 and 6,675 outstanding at October 31, 2011	31	-	31
Class A common stock (OLD) - $.005 par value per share,
300,000,000 shares authorized and 109,996,717 outstanding at
July 31, 2012 before adjustment	549,985	(549,985)	-
Class A common stock (NEW) - $.005 par value per share,
300,000,000 shares authorized and 37,844,735 outstanding
at July 31, 2012 after adjustment	-	54,999	54,999
Additional paid in capital	30,358,600	4,674,053	35,032,653
Accumulated (deficit)	(34,202,032)	-	(34,202,032)
Total stockholders' (deficit)	(3,293,416)	4,179,067	885,651
Total liabilities and stockholders' (deficit)	$425,213	$583,764	$1,008,977

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

Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as updated in Part II, Item 1A in the Quarterly Report for the quarter ended April 30, 2012 on Form 10-Q.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011:
	2012	2011

Revenue	$62,040	$231,693
Cost of revenue	28,947	36,842
Selling, general and administrative	122,617	211,394
Research and development	34,180	28,165
Other expense	(1,676)	(213,184)

Net loss	$(125,380)	$(257,892)

REVENUE

Revenue was approximately $62,000 and $232,000 during the three months ended July 31, 2012 and 2011, respectively. The decrease in revenue of approximately $170,000 resulted primarily from a decrease from the 2011 reduction of revenues from of our ValiMed product line, reduction of revenues from our meth scanner product line, elimination of the revenue from our Oncology Exclusive Distribution Agreement and sales of our obsolete raw materials inventory and a decrease in revenue from the sales of supplies and revenues from our Pay Per Use clients.

COST OF REVENUE

Cost of revenue was approximately $29,000 and $37,000 during the three months ended July 31, 2012 and 2011, respectively, a decrease of approximately $8,000 which includes the decrease of approximately $12,000 costs allocated to the Oncology Exclusive Distribution Agreement in 2011 as well as a decrease in royalty fees of $6,000 partially offset by a 2011 adjustment for materials cost of approximately $8,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $123,000 during the three months ended July 31, 2012, compared with $211,000 during the three months ended July 31, 2011. The decrease of approximately $89,000 resulted primarily from decreases in non-cash share-based expense and employee compensation of $41,000, consulting, a decrease in professional and legal expenses of $38,000 and a decrease in marketing and travel expenses of $10,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $34,000 during the three months ended July 31, 2012, compared with $28,000 during the three months ended July 31, 2011, an increase of approximately $6,000 which is primarily attributable to an increases in R&D compensation of $12,000 partially offset by a decrease in R&D Materials of $5,000.

OTHER EXPENSE

Other expense for the three months ended July 31, 2012 was approximately $2,000 compared to $213,000 for the three months ended July 31, 2011.  The decrease of approximately $211,000 in the third quarter of 2012 reflects primarily the cessation of interest accrual and amortization on notes payable of approximately due to the company being in bankruptcy.

NET LOSS

The net loss was approximately $125,000 during the three months ended July 31, 2012, compared with a net loss of $258,000 during the three months ended July 31, 2011, due to the foregoing factors.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011:

	2012	2011

Revenue	$195,869	$452,882
Cost of revenue	86,201	135,921
Selling, general and administrative	464,397	648,854
Research and development	96,235	115,418
Other expense	(826,662)	(640,892)

Net loss	$(1,277,626)	$(1,088,203)

REVENUE

Revenue was approximately $195,000 and $453,000 during the nine months ended July 31, 2012 and 2011, respectively. The decrease in revenue of approximately $257,000 resulted primarily from a decrease from the 2011 reduction in sales of the ID2 Meth Scanner, 2011 reduction of revenues from of our ValiMed product line, elimination of the accrual of revenue from our Oncology Exclusive Distribution Agreement a decrease in revenue from the sales of supplies and revenues from our Pay Per Use clients and the 2011 sales of our obsolete raw materials inventory.

COST OF REVENUE

Cost of revenue was approximately $68,000 and $136,000 during the nine months ended July 31, 2012 and 2011, respectively, a decrease of approximately $50,000 which includes the decrease of approximately $38,000 costs allocated to the Oncology Exclusive Distribution Agreement in 2011, royalty fees of $10,000, depreciation of $5,000 and travel expense of $3,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $464,000 during the nine months ended July 31, 2012, compared with $649,000 during the nine months ended July 31, 2011. The decrease of approximately $184,000 resulted primarily from decreases in non-cash share-based expense and employee compensation of $152,000, consulting, professional and legal expenses of $42,000 and rent of $3,000, partially offset by an increase in general expenses of $10,000 and marketing and travel expenses of $2,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $96,000 during the nine months ended July 31, 2012, compared with $115,000 during the nine months ended July 31, 2011, a decrease of approximately $19,000 which is primarily attributable to decreases in R&D materials of $14,000 as well as R&D Compensation of $5,000.

OTHER EXPENSE

Other expense for the nine months ended July 31, 2012 was approximately $827,000 compared to $641,000 for the nine months ended July 31, 2011.  The increase of approximately $186,000 in the first nine months of 2012 reflects primarily the increase reflects primarily the accrual of approximately $520,000 of the mandatory default amount and its associated $95,000 life-to-date interest on all the 10% senior convertible notes partially offset by a decrease in interest expense of $174,000 because the filing for bankruptcy protection stopped the interest accruals on loans and a decrease of $256,000 of amortization of the discount associated with the GEMINI and other debt.

NET LOSS

The net loss was approximately $1,278,000 during the nine months ended July 31, 2012, compared with a net loss of $1,088,000 during the nine months ended July 31, 2011, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of July 31, 2012, had an accumulated deficit of approximately $34 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of July 31, 2012, we had approximately $75,000 in cash.

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

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) as prepared by CDEX' attorney, Eric Slocum Sparks.  The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.

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

We had a net increase in cash of approximately $30,000 during the nine months ended July 31, 2012, compared to a net decrease in cash of $183,000 for the nine months ended July 31, 2011. During the first nine months of fiscal 2012, we used $64,000 of cash in operating activities. This amount is comprised primarily of our net loss of $1,278,000 and an increase in our accounts receivable of $12,000 partially offset by interest expense of $669,000 which includes the accrual of approximately $520,000 of the mandatory default amount and its associated $95,000 life-to-date interest on all the 10% senior convertible notes, the offset also includes an increase in our current liabilities of $275,000 loan discount amortization of $157,000, and non-cash share-based compensation expense of $61,000. As part of our total cash used during the first nine months of fiscal 2012, we used approximately $13,000 in investing activities with the purchase of equipment. Financing activities provided $114,000 in “Administrative Expense” financing and used $8,000 in the repayment of non-interest bearing notes.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2012, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2012.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance