Form 10-K
period 2012-10-31
CDEX INC
filed 2013-02-01
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A common stock held by non-affiliates was approximately $1,687,000 on April 30, 2012 (the last day of the registrant’s most recently completed second quarter) based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of Common Shares of the Registrant outstanding as of January 17, 2013 was  48,919,422.

DOCUMENTS INCORPORATED BY REFERENCE – None

CDEX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2012

PART IV
Item 15.	Exhibits, Financial Statement Schedules	25
Signatures		29

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

ITEM 1. BUSINESS

General

CDEX Inc. (“CDEX,” “we,” “us,” “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is currently being traded on the OTCBB under the symbol "CDEX.OB." Our long term strategic plans focus on applying our patented and patents pending chemical detection technologies to develop products in various markets including the healthcare, security and brand protection markets, as addressed below:

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

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2012 was the development and enhancement of our ValiMed system and ID2 products for use in the medical and security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

Healthcare Market.

ValiMed™ Medication Validation System (MVS) Product Line – Consists of two products: Our third generation ValiMed known as the ValiMed CCT and the ValiMed G4 system (VG4).   Both Valimed systems help healthcare providers ensure patient safety and control costs by reducing medication errors, utilizing our patented and patent pending process known as Enhanced Photoemission Spectroscopy (EPS). The VG4 system uses a patented detection process providing a real time (within seconds), quantitative (strength/concentration) as well as qualitative (identification of an unknown) analysis of high-risk single component compounded medications and treatment solutions. The Valimed CCT system that is operating in numerous hospital settings around the country, provides the healthcare industry with verification of a known substance, specifically a known drug with a known strength/concentration, in a known diluent. This current system also utilizes our proprietary cuvettes in the process. Both  devices  help healthcare facilities comply with Joint Commission on Accreditation of Healthcare Organizations compliance requirements and United States Pharmacopeia's General Chapter 797 Pharmaceutical Compounding—Sterile Preparations (“USP 797”) guidelines for compounding sterile preparations.   Both product lines provide a recurring revenue stream and address three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications; (ii) harmful counterfeit medications and (iii) diversion of hospital narcotics.  In the near future, we expect the VG4 product line to address multi component compounded mixtures, such as total parenteral nutrition. We expect to add oncology drugs to our formulary in 2013 as well.  One of the most significant improvements with the VG4 is the capability of analyzing through most containers that are currently being used in pharmaceutical settings.  This provides our end users with a more streamlined application, with less labor, without any compromising of the sterility of the compounded admixtures.

Security Market.

CDEX ID2™ Product Line – real time detection of specified illegal drugs. This product line currently comprises two instruments. Both of the devices are hand held models that detect methamphetamine. The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection and remediation industries, as well as by housing authorities and the hotel industry and most recently its use in our nation’s prisons and jails. The Pocket ID2 is a pocket sized hand held device that currently detects visible and prosecutable quantities of methamphetamine, with other drugs such as cocaine, heroin, OxyContin and Ecstasy expected to come in the near future.  We continue to explore the use of  applying the ValiMed technology to a table top device that is expected to be portable and able to detect trace amounts of specified illegal drugs and explosives in virtually real time.  Each of these products would most likely be of interest to all areas of law enforcement, such as police and sheriff departments, U.S. border patrol, port authorities, the TSA, the FBI, all of the U.S. military, and many other agencies.

2012 Year in Review

The past year at CDEX faced and overcame many challenges while pursuing our goal of creating a profitable commercial operation. In February three of our seventeen note-holders elected to call their respective notes, which forced senior management to seek protection under the Chapter 11. Although the process was very difficult, CDEX had overwhelming support from the majority of our creditors and new equity investors.  We successfully emerged from bankruptcy in October 2012, with intellectual property rights intact, no notes payable, cash on the balance sheet, less expected equity dilution and the ValiMed G4 very close to commercial finalization.

Throughout the year our dedicated staff continued to prepare the ValiMed G4 platform for industry rollout.  Our team was confident we would emerge from bankruptcy and continued to develop new opportunities for our technology. We secured a large order for our third generation ValiMed, which we expect will bring us well over $400,000 dollars by the end of the second quarter of calendar year 2013. This order should also bring a steady recurring revenue stream from continued cuvette sales as the units are utilized.  The interest and demand for our ValiMed G4 system has been very good.  We expect our first unit placements in the first quarter of calendar year 2013 and are expecting multiple placements per quarter going forward. We also continue to see demand in the ID2 Meth Scanner business driven by the adoption of the technology into the prisons and jails systems and the growing awareness of the various housing authorities and home inspectors around the country.  Due to budget constraints in law enforcement, we do not expect significant sales in the Pocket ID2, although we continue to get feedback from authorities indicating that it is something that law enforcement would like to have in their arsenals.  As budgets improve we expect additional sales to follow.

Research and Development (“R&D”)

In 2013 we will continue to explore and develop new capabilities for our VG4 technology, such as expanding the signature libraries of detectable drugs, improving multi-component capabilities (TPN Solutions), and the detection of drugs in blood and/or urine, such as banned performance enhancing drugs, HGH, and HCG.  If demand and budget allows we will also begin development research in applying our technology for explosive detection.
We have historically outsourced certain engineering and manufacturing tasks while retaining control of critical technology and will continue this practice as this allows us to focus on improving our technologies while providing the opportunity to scale quickly as we generate sales. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time, which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings and survey documents; (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials or fix price basis, all as set forth in the statement of work pertaining to the particular services.  R&D costs were $136,035 for fiscal 2012 compared to $146,718 for fiscal 2011.

Industry and Competition

(i) Healthcare

Healthcare spending is fueled in some measure by an aging population and increasing cost of healthcare technology. The past year saw a draw-down in the capital and a tightening of the operating budgets of hospitals, due in part to the recent global economic downturn and the uncertainty of health care reform legislation.  However, we do not expect an overall change in the mega trend of increasing needs for health care products.  There are multiple drivers of demand for the Company's ValiMed products. Medication errors are a major problem in the global healthcare market and we expect resources will continue to be allocated to help prevent these errors from occurring. To quantify the problem, it is estimated between 44,000 and 98,000 deaths occur annually due to preventable errors and 770,000 patients are injured by adverse drug events (Institute Of Medicine Report “To Err Is Human”). A study published by Auburn University reported an 8% error rate while observing pharmacist mixing IV preparations.  We continue to receive indications that these problems are still a real issue within the healthcare industry. This is evidenced by the numerous and steady stream of reports and articles regarding healthcare professionals and institutions either involved in diversion of narcotics, or having an adverse event due to human error.  Finally, the University of Michigan conducted a study of the ValiMed unit and determined that even though they knew that high risk compounded medications would be checked through the ValiMed system, five major compounding errors were made in an 18 month time period that would have gone undetected had not the ValiMed system been in place.  In addition, impaired clinicians present a major problem in healthcare. It is published in the medical literature (AANA J. 1999 Apr; 67(2): 133-40) that approximately 5% to 10% of all healthcare workers with access to narcotics are users of these substances. Substitution of water or saline for injectable narcotics is a common practice to divert and steal these medications.  Lastly, USP 797 regulations have been instituted to promote quality and sterility of compounded IV medications in pharmacies. These regulations are primarily focused on sterility of IV medications, but the accuracy of the end product is also included in the regulation, with adoption of a new zero tolerance policy for human error. Historically, pharmacists have performed a visual examination of the end product for accuracy. Based on the number of errors reported, this practice is not effective.

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

We believe that these reporting obligations will elevate our annual legal and accounting costs.

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

Employees
At January 17, 2013, the Company had five full time employees and contractors.

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

We have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2012 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

DEPENDENCE ON OUTSOURCED MANUFACTURING MAY AFFECT OUR ABILITY TO BRING PRODUCTS TO MARKET.

At present, we plan to do in-house production manufacturing of our products and we currently do limited in-house assembly and primarily outsource the production manufacturing/assembly of our products. In the future, we may consider different possibilities for bringing products to market, among them, licensing to third parties. The risks of association with outsourced manufacturers are related to their operations, finances and suppliers. CDEX would have little control over an outsourced manufacturer and may suffer losses if any outside manufacturer fails to perform its obligations to manufacture and ship the manufactured product. These manufacturers' financial affairs may also affect our ability to obtain product from them in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. Problems with outsourced manufacturers could damage our relationships with our clientele and cost us future revenues. If we are unable to contract with adequate manufacturers, and in the absence of licensing or other means, we may be unable to market our products. This would prevent us from earning revenues.

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

POTENTIAL DEFECTS AND PRODUCT LIABILITY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED LIABILITY AND COSTS AND DIMINISHED OPERATING RESULTS.

Technology-based products frequently contain errors or defects, especially when first introduced or when new versions are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. These defects could result in product liability suits, delays in market acceptance or unexpected redevelopment costs, which could cause any profits we might otherwise have to decline. We anticipate most of our agreements with customers will contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that we will be unable to negotiate such provisions with certain customers or that these provisions, if negotiated, may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. While CDEX has product liability insurance, a successful and significant product liability claim could damage our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 3,000 square feet of office, manufacturing and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2012 is approximately $1,500. Total rent expense was approximately $19,000 and $20,000 for the years ended October 31, 2012 and 2011, respectively.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) and the Plan was effective on October 5, 2012. As a part of the Plan, the shares of common stock that were outstanding prior to the Plan becoming effective underwent a 1 for 10 reverse stock split. Prior to the going effective, the Company had 109,996,717 common shares outstanding; after the Plan became effective, the Company had 11,007,871 common shares outstanding.

Market Information

Our Class A common stock is normally traded on the OTCBB under the symbol "CDEX.OB." Our shares are thinly traded with low average daily volume. This coupled with a limited number of market makers impairs the liquidity of our common stock, not only in the number of shares of common stock that can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock or to obtain a desired price.

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

If CDEX is unable to maintain FINRA registered broker/dealers as market makers, the liquidity of our common stock could be impaired, not only in the number of shares of common stock that could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. Furthermore, a lack of market makers could result in CDEX shareholders being unable to buy or sell shares of our common stock on any secondary market. We may be unable to maintain such market makers.

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB for each of our last two fiscal years:

	High	Low
Fiscal Year Ended October 31, 2012:
First quarter	$0.10	$0.02
Second quarter	0.06	0.01
Third quarter	0.02	0.01
Fourth quarter	0.51	0.01
Fiscal Year Ended October 31, 2011:
First quarter	$0.07	$0.04
Second quarter	0.06	0.04
Third quarter	0.06	0.03
Fourth quarter	0.05	0.02

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Stockholders

As of January 17, 2013, there were approximately 1,600 holders of record of our Class A common stock. However, a large number of our shareholders hold their shares in "street name" in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of October 31, 2012 (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding	options	(excluding securities
Plan category	options		reflected in column (a))
Equity compensation plans approved by security holders	910,500	$0.50	72,720,477

Total	910,500	$0.50	72,720,477

Sales of Unregistered Securities and Use of Proceeds

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) and the Plan was effective on October 5, 2012. As a part of the Plan, the shares of common stock that were outstanding prior to the Plan becoming effective underwent a 1 for 10 reverse stock split. Prior to the going effective, the Company had 109,996,717 common shares outstanding; after the Plan became effective, the Company had 11,007,871 common shares outstanding.

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

The Company filed for bankruptcy protection on February 10, 2012. The effect of this filing was to stop the accrual of interest during the pendency of the bankruptcy. Additionally, in the event of a default on the 10% Senior Convertible Notes, the Company is required to recognize a Mandatory Default Amount (“MDA”) which is defined in the notes as the sum of (i) the greater of (A) 130% of the outstanding principal amount of the note, plus 100% of accrued and unpaid interest thereon, or (B) the outstanding principal amount of the note, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the MDA is either (a) demanded (if demand or notice is required to create an event of default) or otherwise due or (b) paid in full, whichever has a lower price, multiplied by the volume weighted average price (“VWAP”) on the date the MDA is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the note. The financial statements for the fiscal year ended October 31, 2012 reflect the accrual of interest expense on our notes payable to February 10, 2012 as well as the accrual of the MDA for our 10% Senior Convertible Notes.

Results of Operations

The following table summarizes our operating results for fiscal 2011 compared to fiscal 2010:

	For the year ended October 31,

		Percent of		Percent of
	2012	Revenue	2011	Revenue

Revenue	$242,568	100.0%	$516,322	100.0

Cost of revenue	110,204	45.4	173,193	33.5
Gross profit	132,364	54.6	343,129	66.5

Operating expenses:
Selling, general and administrative	715,083	294.8	839,394	162.6
Research and development	136,035	56.1	146,718	28.4
Termination of oncology agreement - net	-	-	68,667	13.3
Total operating expenses	851,118	350.9	1,054,779	204.3

Loss from operations	$(718,754)	(296.3)%	$(711,650)	(137.8)

Revenue was $242,568 and $516,322 for the fiscal years ended October 31, 2012 and 2011, respectively, a decrease of $273,754 or 53%. This decrease was primarily attributable to a decrease in our Pay Per Use and supplies revenues, decreased sales of our ID2 Meth Scanners, the amortized income from the oncology licensing agreement recognized in 2011, and sale of scrap in 2011.

Cost of revenue was $110,204 and $173,193 for the fiscal years ended October 31, 2012 and 2011, respectively, a decrease of $62,989 or 36%. This decrease was primarily attributable to the amortization of non-cash costs of our oncology licensing agreement from 2011, lower material costs of our products and lower accrued license fees. These decreases were partially offset by increases in purchases of manufacturing supplies. Gross profit margins decreased to 55% in fiscal 2012 from 67% in fiscal 2011

Termination of oncology agreement in 2011 is the revenue earned upon the termination of the Oncology Distribution Agreement of $364,833 netted against the non-cash expense associated with the termination of $433,500.

Selling, general and administrative expense was $715,083 and $839,393 for the fiscal years ended October 31, 2012 and 2011, respectively, a decrease of $124,311 or 15%.  This decrease primarily relates decreases in non-cash share-based compensation expenses of approximately $185,000 and compensation of approximately $20,000.  These decreases were partially offset by the posting of previously unrecognized claims arising from the bankruptcy proceedings of approximately $71,000.

Research and development expense was $136,035 and $146,718 for the fiscal years ended October 31, 2012 and 2011, respectively, a decrease of $10,683 or 7%. The decrease primarily relates to a decrease in employee and consultant compensation expense of approximately $10,000.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  To date, CDEX has incurred substantial losses, and may require financing for operating expense, working capital and other corporate purposes.

As of October 31, 2012, we had positive net working capital of $731,442 including $561,858 of cash. We had a net increase in cash of $516,344 during fiscal year ended October 31, 2012. We used net cash of $274,635 in operating activities during fiscal 2012 primarily related to our net loss of $1,549,647 and an increase in accounts receivable of $10,983, partially offset by non-cash interest expense of $671,655, an increase in current liabilities of $302,711, noncash note discount amortization of $156,953, non-cash share-based compensation of $69,225, a decrease in inventory of $41,076 and depreciation and amortization of $36,759.

For fiscal 2012 our cash flows from investing activities consisted of the purchase of equipment for $12,736.

Net cash provided by financing activities was $803,715, for fiscal 2012, primarily from $828,552 proceeds received under bankruptcy financing.

Approximately $4,200,000 of debt was resolved through the bankruptcy plan proceedings.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for our Company. Our Company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of October 31, 2012. Management's assessment took into consideration the size and complexity of the Company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, management concluded that internal control over financial reporting was not effective based on criteria set forth by the COSO. The material weaknesses identified in internal control over financial reporting at October 31, 2012 included the Company’s inability to maintain the proper protection of its accounting system database records and required improvements over the Company’s oversight of processing financing transactions relative to the Company’s notes payable and equity. Concerning this material weakness, management continues to examine the Company’s procedures to include compensating controls to minimize the risk associated with having limited resources.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2012.

Changes in Internal Controls over Financial Reporting

There has been no change in CDEX’ internal control over financial reporting for the quarter ended October 31, 2012 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of January 17, 2012:

NAME	AGE	POSITION	SINCE

Jeffrey K. Brumfield	51	Chariman of the Board of Directors and	August 30, 2010
		Chief Executive Officer

Stephen A. McCommon	63	Chief Financial Officer and	November 11, 2008
		VP of Finance

James G. Stevenson	55	Director	December 15, 2010

Jason B. Terrell	32	Director	January 2, 2013

Norm Dawson	71	Director	January 17, 2013

Robert H. Foglesong	67	Former Director	Resigned December 31, 2012

Brian M. Jenkins	70	Former Director	Resigned December 31, 2012

Frank E. Wren	54	Former Director	Resigned December 31, 2012

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

Stephen A. McCommon has served as our Chief Financial Officer since November 2008.
•	Mr. McCommon has been Finance Manager at Applied Energetics, Inc. (AERG.OB) from April 2012 to the present.
•	Mr. McCommon was President of TMC Financial Services, LLC, a financial consulting company, from December 2007 to November 2008.
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

•	Dr. Stevenson received his BS Pharmacy and PharmD degrees from Wayne State University.

Jason Bradley Terrell, M.D., was appointed to serve as a Director of the Company on January 2, 2013.
•	Dr. Terrell has been the Company’s Medical Director since January 25, 2012.
•	Dr. Terrell is currently a corporate medical director for Any Lab Test Now©, the largest direct access medical testing franchise in the United States.
•	Dr. Terrell currently owns and operates multiple medical laboratory testing facilities in the Southwest United States.
•	Dr. Terrell earned his Bachelor of Science in Biochemistry from Hardin-Simmons University, graduating Summa Cum Laude and recipient of the Holland Medal of Honor.
•	Dr. Terrell earned his MD from the University of Texas at Houston School of Medicine.
•
Dr. Terrell serves on the Board of Directors for Terrell Oil and Gas Production Company, Inc, a privately held oil and gas exploration, production and operating company and Dr. Terrell is also the owner of Terrell Property Development, specializing in large multi-family real estate development.

Norman J. Dawson was appointed to serve as a Director of the Company on January 17, 2013.
•	From 1999 to 2010, Mr. Dawson was Vice President and General Manager of the Local Area Network and Test & Meter division of Acterna Corporation, a privately held company. Mr. Dawson retired in 2010.
•	From 1998 to 1999, Mr. Dawson was President and COO of Land 5 Corporation, a venture funded start up.
•
From 1990 to 1998, Mr. Dawson was Vice President of Sales of Metacomp, a privately funded company.   Metacomp went through a Chapter 11 bankruptcy.  Mr. Dawson was  appointed by the Board to be Metacomp’s President and CEO.  Mr. Dawson managed the company through Chapter 11 bankruptcy which then merged with a publicly traded company (Patriot Scientific) adding value to all the shareholders.

•	Mr. Dawson has over 48 years in executive management and sales and marketing.
•	Mr. Dawson received a BSEE from the University of Quebec in Montreal.

SIGNIFICANT EMPLOYEE/CONSULTANT

Wade M. Poteet, Ph.D., Chief Scientist
In addition to our executive officers and directors, Dr. Wade Poteet, our Principal Scientist, is a significant consultant of CDEX.
•	Dr. Poteet has been the Company’s Principal Scientist since July 2001.
•	Dr. Poteet received NASA certificates of recognition and a public service group award in 1986 for his work on a Spacelab 2 research program.
•	Dr. Poteet is credited with the development of numerous products and publications, as well as more than 45 referenced papers and 250 technical reports.
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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2012 all section 16(a) all filing requirements were met.

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

Audit Committee

The Audit Committee of the Board of Directors is comprised of all members of the Board and is chaired by James G. Stevenson.  The Audit Committee reviews the Company’s 10-Ks each fiscal year and conducts periodic reviews of the Company’s financial structure. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

The Board has determined that we do not have an audit committee financial expert serving on the Audit Committee.

Executive Compensation Committee

All members of the Board are members of the Executive Compensation Committee which is chaired by Jason B. Terrell.  The committee is responsible for establishing and maintaining executive compensation practices designed to encourage company profitability and enhance long-term shareholder value.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised all members of the Board and is Chaired by  Norman J. Dawson.  The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of CDEX.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the persons who served as our Chief Executive Officer and our two most highly compensated other executive officers (not including the Chief Executive Officer) or significant employee whose total individual compensation exceeded $100,000 for the fiscal years October 31, 2012 and 2011 (the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards (2)	Total

Jeffrey K. Brumfield (1)	2012	$120,000	-	$120,000
Chief Executive Officer and	2011	$125,385	232,462	$357,847
Chairman of the Board of Directors

(1)
Mr. Brumfield was appointed to his position of Chief Executive Officer and Chairman of the Board on August 30, 2010.  During fiscal 2012, Mr. Brumfield was not paid for $20,000 of accrued wages which amount will be settled through the implementation of the Company’s bankruptcy plan.  During fiscal 2011, Mr. Brumfield deferred $50,000 of his salary.  In December 2011, Mr. Brumfield refunded to the Company all of the 2011 salary compensation that he had been paid. At a meeting of the Company’s Board of Directors on January 17, 2013, for his leadership in getting the Company through its bankruptcy proceedings, the Board approved the issuance of options to Mr. Jeffrey K. Brumfield, the Company’s CEO, for 8,000,000 shares with an exercise price of $0.05 a share exercisable for five years from the date of issuance with the understanding that Mr. Brumfield at the same time of this issuance will forfeit the existing options granted under his employment agreement.  At the same meeting the Company’s Board of Directors directed the Company to pay a one-time payment to Mr. Brumfield for $19,500.00 as bonus compensation.

(2)
The amounts included in the "Option Awards" column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (disregarding forfeiture assumptions).  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation.  For a discussion of valuation assumptions, see Note 8 of our 2012 Financial Statements.  In January 2011, as a part of his employment agreement, the Company granted Mr. Brumfield 8,000,000 stock options which will vest 1/2 on the effective date of the agreement, and the remaining 1/2 over the next six years subject to the attainment of certain performance goals.

Employment Agreements

Effective January 21, 2011, the Company entered into an employment agreement with Mr. Brumfield. The agreement provides for an annual salary of $120,000 and the award of 8,000,000 stock options. The options are to vest ½ on the effective date of the agreement and, subject to the attainment of certain performance objectives, ½ over the next six years.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executives at October 31, 2012

	Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)		Option Exercise Price ($)	Option Expiration Date

Jeffrey K. Brumfield	800,000	(1)	0.50	1/21/2017

(1)
Mr. Brumfield was originally granted 8,000,000 shares under option with an exercise price of $0.05. Through the 1 for 10 reverse stock split effected by the bankruptcy plan, Mr. Brumfield’s options were reduced to 800,000 with an exercise price of $0.50.

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

Compensation of Directors

For the fiscal year ended October 31, 2012, the Board of Directors did not receive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 17, 2013:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 17, 2013 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants and converted all notes which are currently held by that person and which are exercisable/convertible within such 60 day period, but that options and warrants and convertible notes held by all other persons were not exercised or converted, and based the percentage ownership on 59,927,293 shares outstanding on January 17, 2013.

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Jeffery K. Brumfield	Executive Officer and Director	12,093,228	(2)	17.3%

Gemini Master Fund, Ltd.	Investor	10,586,791	(3)	16.3%

Jason B. Terrell	Director	3,100,000	(4)	5.0%

Stephen A. McCommon	Executive Officer	1,102,526	(5)	1.8%

James G. Stevenson	Director	280,848	(6)	*

Norman J. Dawson	Director	-		*

All directors and officers as a group (4 persons)		16,576,602		26.6%

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 17, 2013.

(2)
Based on information known by the Company, this represents 2,313,573 shares of Class A common stock, 1,779,655 shares of Class A common stock issuable upon exercise of a warrant which is exercisable within 60 days of January 17, 2013 and options for 8,000,000 shares of Class A common stock exercisable within 60 days of January 17, 2013.

(3)
Based on information contained in a report on Form 3 with the SEC on November 16, 2012:  The address of Gemini Master Fund, Ltd. (“Gemini”) is c/o GEMINI STRATEGIES LLC, 619 South Vulcan, Suite 203, Encinitas, CA 92024.  The Reporting Persons own a total of 5,600,757 shares of Common Stock.  Gemini also holds 4,986,034 shares of Common Stock issuable upon exercise of a warrant exercisable within 60 days of January 17, 2013.  The number of shares of Common Stock into which the Warrant is exercisable at any point in time is limited, pursuant to the terms of such instrument, to that number of shares of Common Stock which would result in the Reporting Persons having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation").

(4)
Based on information known by the Company, this represents 1,600,000 shares of Class A common stock and warrants for 1,500,000 shares of Class A common stock exercisable within 60 days of January 17, 2013.

(5)
Based on information known by the Company, this represents 441,263 shares of Class A common stock, warrants for 441,263 shares of Class A common stock exercisable within 60 days of January 17, 2013 and 220,000 options exercisable within 60 days of January 17, 2013.

(6)	Based on information known by the Company, this represents 115,848 shares of Class A common stock and options for 165,000 shares of Class A common stock exercisable within 60 days of January 17, 2013.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

One of our directors, Dr. James G. Stevenson, is an independent director as that term is defined by the applicable rules of the SEC and the Financial Industry Regulatory Authority (“FINRA”).   However, because our stock trades on the OTC Bulletin Board, we are not required to have independent directors. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees billed to us by S.E. Clark and Co., our independent registered public accounting firm, for professional services rendered for the fiscal years ended October 31, 2011 and 2010:

Description	2012	2011

Audit related fees	$26,000	$26,976
All other fees	-	-

Total	$26,000	$26,976

Fees for audit services include fees associated with the annual audit of the Company and the review of our quarterly reports on Form 10-Q.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by our auditors that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2012 and 2011, none of the fees paid to S.E. Clark and Co. were approved pursuant to the de minimis exception.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Changes in Stockholders’ Deficit
Statements of Cash Flows
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

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2013,

CDEX Inc.

/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated,

Signature	Title	Date

/s/ Jeffrey K. Brumfield	Chief Executive Officer and	January 29, 2013
Jeffrey K. Brumfield	Chairman of the Board of Directors

/s/ Stephen A. McCommon	Chief Financial Officer and	January 29, 2013
Stephen A. McCommon	Vice President of Finance

/s/ James G. Stevenson	Director
James G. Stevenson		January 29, 2013

/s/ Jason B. Terrell	Director	January 29, 2013
Jason B. Terrell

/s/ Norman J Dawson	Director	January 29, 2013
Norman J Dawson

S.E.Clark & Company, P.C.
Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of CDEX Inc. (the “Company”) as of October 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
January 25, 2013

742 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CDEX INC.
BALANCE SHEETS
AS OF OCTOBER 31,

	2012	2011
Assets
Current assets:
Cash	$561,858	$45,514
Accounts receivable - net	28,313	17,330
Inventory - net	177,692	218,768
Deferred costs	-	10,708

Total current assets	767,863	292,320
Property and equipment - net	63,814	81,382
Patents - net	56,826	62,794
Other assets	1,504	1,399
Total assets	$890,007	$437,895

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$105,667	$413,550
Notes payable and accrued interest	-	2,017,819
Deferred Revenue	52,898	83,614
Total liabilities	158,565	2,514,983

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - Series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
October 31, 2012 and 6,675 outstanding at October 31, 2011	31	33
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 11,007,871 outstanding at October 31,
2012 and 11,005,334 outstanding at October 31, 2011	55,039	55,026
Additional paid-in capital	35,150,425	30,792,259
Accumulated deficit	(34,474,053)	(32,924,406)
Total stockholders' equity (deficit)	731,442	(2,077,088)
Total liabilities and stockholders' equity (deficit)	$890,007	$437,895

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,

	2012	2011

Revenue	$242,568	$516,322

Cost of revenue	110,204	173,193
Gross profit	132,364	343,129

Operating expenses:
Selling, general and administrative	715,083	839,394
Research and development	136,035	146,718
Termination of oncology agreement - net	-	68,667
Total operating expenses	851,118	1,054,779

Loss from operations	(718,754)	(711,650)

Other (expenses):
Note discount amortization	(156,953)	(569,911)
Interest expense	(671,255)	(275,312)
Other expenses	(2,685)	-
Total other expense	(830,893)	(845,223)

Net loss	$(1,549,647)	$(1,556,873)

Basic and diluted net loss
per common share:	$(0.14)	$(0.18)

Basic and diluted weighted average
common shares outstanding	10,999,697	8,423,637

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Series A Preferred Stock		Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2010	6,675	$33	6,653,546	$33,264	$27,943,604	$(31,367,533)	$(3,390,632)
Conversion of notes payable	-	-	3,011,582	15,058	1,970,404	-	1,985,462
Share-based compensation expense	-	-	388,836	1,947	311,587	-	313,534
Fair value of warrants issued	-	-	-	-	95,736	-	95,736
Shares issued for oncology agreement	-	-	951,370	4,757	470,928	-	475,685
Net loss	-	-	-	-	-	(1,556,873)	(1,556,873)
Balance, October 31, 2011	6,675	33	11,005,334	55,026	30,792,259	(32,924,406)	(2,077,088)
Share-based compensation expense	-	-	-	-	69,225	-	69,225
conversion of preferred to common stock	(425)	(2)	2,537	13	(11)	-	-
bankruyptcy plan going effective	-	-	-	-	4,288,952	-	4,288,952
Net loss	-	-	-	-	-	(1,549,647)	(1,549,647)
Balance, October 31, 2012	6,250	$31	11,007,871	$55,039	$35,150,425	$(34,474,053)	$731,442

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,

	2012	2011
Cash flows from operating activities:
Net loss	$(1,549,647)	$(1,556,873)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation and amortization	36,759	38,074
Note discount amortization	156,953	569,911
Share-based compensation	69,225	313,534
Shares issued under oncology agreement	-	475,685
Loss recognized on disposal of equipment	296	15,304
Noncash interest expense	671,655	275,312
Changes in operating assets and liabilities:
Accounts receivable	(10,983)	4,971
Inventory	41,076	(25,378)
Prepaid expenses and other assets	7,320	(5,283)
Current liabilities	302,711	(429,205)
Proceeds from oncology agreement	-	-
Net cash used by operating activities	(274,635)	(323,948)
Cash flows from investing activities:
Purchase of property and equipment	(12,736)	(17,368)
Net cash used by investing activities	(12,736)	(17,368)
Cash flows from financing activities:
Proceeds received under bankruptcy financing	828,552	-
Proceeds from issuance of convertible notes payable	-	100,000
Repayment of notes payable	(24,837)	(26,014)
Net cash provided by financing activities	803,715	73,986
Net increase (decrease) in cash	516,344	(267,330)
Cash, beginning of the year	45,514	312,844
Cash, end of the year	$561,858	$45,514
Supplemental cash flow information:
Cash payments for interest	$-	$-
Cash payments for taxes	-	-
Liabilities resolved through implementation of Bankruptcy plan	4,216,230	-
Previously unrecognized claims cleared through implementation of Bankruptcy plan	72,722	-
Conversion of notes payable and accrued interest to common stock	-	1,985,462
Conversion of accrued expenses and accounts payable into notes payable	2,093	-
Warrants issued for Oncology Agreement	-	8,886
Warrant incremental value on renegotiated debt	-	86,850

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 and 2011

1. Organization of Business and Basis of Presentation

CDEX Inc. (“CDEX”, “we”, “us”, “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is currently being traded on the OTCBB under the symbol "CDEX.OB." Our long term strategic plans focus on applying our patented and patents pending chemical detection technologies to develop products in various markets including the healthcare, security and brand protection markets, as addressed below:

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
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. The changes to the allowance for doubtful accounts for the years ended October 31, 2012 and 2011 are as follows:

	Year Ended October 31,
	2012	2011

Balance, beginning of the year	$-	$2,810
Adjustments charged to reserves	-	-
Bad debts charged to reserves	-	(2,810)
Balance, end of the year	$-	$-

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis, or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. The changes to obsolescence reserve for the years ended October 31, 2012 and 2011 are as follows:

	Year Ended October 31,
	2012	2011

Balance, beginning of the year	$13,493	$8,838
Inventory obsolescence adjustments	11,872	4,655
Balance, end of the year	$25,365	$13,493

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Depreciation expense was $30,791 and $21,564 for the years ended October 31, 2012 and 2011, respectively.

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

Patents

The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, which is generally ten years.  Amortization expense relative to patents was $5,968 and $7,624 for fiscal 2012 and 2011, respectively.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

As of October 31, 2012 and 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for tax years 2006 to 2012. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value Measurements

The carrying amounts of items reflected in current assets and current liabilities, as well as notes payable, approximate their fair value due to the short-term nature of their underlying terms.

Concentrations

For fiscal 2012 and 2011, our revenues consisted of transactions with 26 and 32 customers, respectively.  In fiscal 2012, approximately 47% of our revenues were derived from our ValiMed Maintenance fees. In fiscal 2011, 48% of our revenues were derived from the Oncology Distribution Agreement.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, balance sheet or cash flow.

3. Inventory

Inventory consisted of the following at October 31, 2012 and 2011:

	2012	2011

Raw materials	$115,556	$120,409
Finished goods	87,501	111,852
Subtotal	203,057	232,261
Obsolescence reserve	(25,365)	(13,493)
Total inventory	$177,692	$218,768

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

4. Property and Equipment

Property and equipment consisted of the following at October 31, 2012 and 2011:

	2012	2011

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	707,500
Leased equipment	70,654	70,654
	668,380	781,085
Less: Accumulated depreciation	(604,566)	(699,703)
Property and equipment - net	$63,814	$81,382

5. Patents

Patents consisted of the following at October 31, 2012 and 2011:

	2012	2011

Patents	$100,000	$100,000
Less: Accumulated amortization	(43,174)	(37,206)
Patents - net	$56,826	$62,794

Future amortization expense for our patents for the next five fiscal years is as follows:

Five-Year Projected Patent Amortization

Fiscal Years Ending October 31,	Amount
2013	$6,518
2014	5,752
2015	5,075
2016	4,478
2017	3,951

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at October 31, 2012 and 2011:

	2012	2011

Accounts payable	$34,133	$195,925
Deferred compensation	57,480	168,986
Legal fees	11,679	29,854
Accrued payable to a distributor	2,375	18,785
	$105,667	$413,550

7. Income Taxes

The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts that would have been computed using statutory rates as follows:

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

	2012	2011

Federal income taxes at the maximum statutory rate	$526,880	$529,337
State income taxes, net of federal tax effect	71,284	71,616
Permanent differences	10,898	10,421
Increase in valuation allowance	(609,062)	(611,374)
Benefit from income taxes	$-	$-

Deferred income taxes consisted of the following as of October 31, 2012 and 2011:

	2012	2011

Stock-based compensation	$366,154	$339,433
Fixed asset basis difference	76,826	92,046
Receivables excluded from income for income
tax reporting purposes	10,929	6,689
Accounts payable and accrued expenses deducted for financial
statement purposes, but not for income tax reporting	40,787	159,630
Net operating loss carryforwards	8,041,108	7,355,539
Deferred tax asset	8,535,804	7,953,337
Valuation allowance	(8,535,804)	(7,953,337)
Total	$-	$-

For income tax purposes, the Company has net operating loss carryforwards of approximately $20.8 million at October 31, 2012 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2022 and 2026.

8. Share-Based Payments

Stock Options and Stock Grants

The Company a 2003 Stock Incentive Plan (the “Plans”). The Plans provide for the issuance of stock options and stock grants.  The 2003 Stock Incentive Plan permits the issuance of up to 75,000,000 shares through July 1, 2013. The 2003 Plan also provides for specific numbers of shares to be awarded upon the achievement of defined performance based milestones. As of October 31, 2012, there are 72,720,477 shares available for grant from the Plans.

No options were granted during the fiscal year ended October 31, 2012.  During the year ended October 31, 2011, the Company granted stock options for the purchase of 8,000,000 Class A Common Shares with an aggregate grant date fair value of $232,462.    We have a practice of issuing new stock to satisfy the exercises of stock options. Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to six years.

No restricted shares were granted during the fiscal year ended October 31, 2012.  During the year ended October 31, 2011, the Company awarded 2,653,962 restricted shares of Class A Common Shares to its Board of Directors.  The restricted stock awards vest over six months and have an aggregate grant date fair value of $112,033.  We have a practice of issuing new stock to satisfy restricted stock grants. At October 31, 2012, there were no unrecognized compensation costs related to unvested restricted stock awards, and no  unrecognized compensation costs related to unvested stock options.

Stock option activity for fiscal years 2012 and 2011 under the Plan is as follows (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at October 31, 2010	301,000	0.90
Options granted	800,000	0.50
Options cancelled/forfeited	(2,500)	0.40
Options expired	(120,500)	0.63
Outstanding at October 31, 2011	978,000	0.50	4.67	$250
Options Granted	-	-
Options Cancelled/Forfeited	-	-
Options Expired	(67,500)	0.84

Outstanding at October 31, 2012	910,500	0.50	4.40	-

Exercisable at October 31, 2012	910,500	0.50	4.40	-

Total compensation expense related to stock awards for employees and consultants was $69,225 and $313,534 for the years ended October 31, 2012 and 2011, respectively.  As of October 31, 2012, there were 40,000 options outstanding that had been issued to external consultants.

The fair value of restricted stock was estimated using the closing price of our Class A Common Stock on the date of award and fully recognized upon vesting.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model, however, no options were issued during fiscal 2012 so those pricing assumptions in the following table are blank. For options granted in fiscal year 2011, we used the simplified method of estimating expected terms as described in Staff Accounting Bulletin No. 107. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the Year Ended October 31,
	2012	2011

Weighted average grant date fair value	-	$0.03
Expected volatility	-	75%
Expected dividends	-	0%
Expected term (years)	-	3.0 - 4.17
Risk free rate	-	0.0005

Warrants

As a part of the Bankruptcy plan discussed in note 11, all warrants were cancelled.  Warrants under the plan were issued subsequent to October 31, 2012.  The following summarizes activity for fiscal years 2012 and 2011 for warrants to purchase our common stock (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise	Contractual
	Issuable	Price	Term (Years)

Outstanding and exercisable at October 31, 2010	574,656	$1.51
Issued	538,500	$0.50
Expired	(178,339)	$2.16
Outstanding at October 31, 2011	934,817	$0.80

Expired	(934,817)	$0.80
Outstanding and exercisable at October 31, 2012	-	$-	-

9. Notes Payable

Our notes payable consisted of the following at October 31, 2012 and 2011:

	2012	2011

Gemini Master Fund, Ltd.10% to 12% convertible note with warrants, net of discount of $141,214 and $561,323 as of October 31, 2011
and 2010, respectively	$-	$766,305
Notes payable to Malcolm H. Philips, Jr. and entities controlled by Mr. Philips -
interest at 9% to 10%,convertible with warrants net of discount of
$13,238 and $66,191 as of October 31, 2011 and 2010, respectively	-	493,775
Convertible 10% notes payable to Mr. George Cohen	-	44,805
Convertible 10% notes payable to 17 entities due February 1, 2012	-	691,903
Noninterest bearing notes to 5 individuals	-	21,031
		-
Total Notes payable	-	2,017,819
Less: Current portion	-	2,017,819
Long-term portion	$-	$-

As further described in note 11, the Company filed for bankruptcy protection on February 10, 2012. The effect of this filing was to stop the accrual of interest during the pendency of the bankruptcy. Additionally, in the event of a default on the 10% Senior Convertible Notes, the Company is required to recognize a Mandatory Default Amount (“MDA”) which is defined in the notes as the sum of (i) the greater of (A) 130% of the outstanding principal amount of the note, plus 100% of accrued and unpaid interest thereon, or (B) the outstanding principal amount of the note, plus all accrued and unpaid interest thereon, divided by the conversion price on the date the MDA is either (a) demanded (if demand or notice is required to create an event of default) or otherwise due or (b) paid in full, whichever has a lower price, multiplied by the volume weighted average price (“VWAP”) on the date the MDA is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the note. The financial statements for the fiscal year ended October 31, 2012 reflect the accrual of interest expense on our notes payable to February 10, 2012 as well as the accrual of the MDA for our 10% Senior Convertible Notes.

During the fiscal year ended October 31, 2012, we receive approximately $132,000 “Administrative Expense” financing allowed for under section 364(a) of the Bankruptcy code.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

During the fiscal year ended October 31, 2012, cash payments totaling approximately $16,000 were made on the Administrative Expense financing and payments totaling $8,000 were made on the Company’s non-interest bearing notes.

On October 5, 2012, the Company’s Bankruptcy plan became effective. The schedule above reflects the effect of the plan where all notes payable were satisfied through the issuance of stock.

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

10. Stockholders’ Equity

During the three months ended January 31, 2012 a shareholder converted 425 shares of Preferred Stock Series A into 25,374 shares of Class A common stock.

The financial statements for the fiscal year ended October 31, 2012 reflect the impact of Company’s Bankruptcy Plan going “effective” on October 5, 2012. As a part of the Plan, the Company underwent a 1 for 10 reverse stock split of its common stock. Additionally, as a part of the Plan approximately $3.5 million in liabilities, $116,000 of administrative financing and $700,000 will be resolved with the issuance of approximately 43 million shares of Series A common stock and warrants for approximately 43 million shares of Series A common stock.

Due to administrative delays, the stock and warrants issued under the Plan were being issued after October 31, 2012.
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
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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

11. Bankruptcy

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

Reverse Stock Split: At the time of filing, outstanding shares in CDEX total approximately 110,000,000. Current outstanding shares in CDEX will undergo a 1 for 10 Reverse Stock Split, which will bring the amount of outstanding shares to approximately 11,000,000.  As part of the Plan, CDEX will implement the 1 for 10 Reverse Stock Split of the Old CDEX Common Stock, such that each 10 shares shall, following the Reverse Stock Split (and subject to adjustment for fractional entitlements), be consolidated into one (1) share of New Common Stock.  The aggregate fractional share interests of each holder of Old CDEX Common Stock shall be rounded up to the nearest whole number. On the Effective Date or as soon as practicable thereafter, the Reorganized Debtor expects to apply to have the New Common Stock listed on the Over the Counter Stock Exchange (“OTC”) or, if Reorganized Debtor is unable to have the New Common Stock listed on the OTC, other national securities exchange. All existing warrants to purchase shares of Old CDEX Common Stock will be extinguished upon consummation of the Plan.  The financial statements reflect the reverse stock split as if it occurred retroactively.

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
>           Treatment: The Plan provides for the payment in cash, in full, of all allowed Administrative Claims on the later of the Effective Date or the date upon which such Claims become Allowed Claims, or as otherwise ordered by the Bankruptcy Court.  Class One claims will be paid from assets of the estate.  As of October 31, 2012, there were Class One claims totaling approximately $132,000.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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
>           Treatment: Class Ten creditors shall receive no distribution under the Plan.  As of October 31, 2012, there are no claimants that fall within this Classification.

Class Eleven - Interest of Equity Holders.
>           Class Eleven consists of the equity interest holders of CDEX.
>           Treatment: The equity holders in Debtor shall be allowed to retain their current percentage of interest or a percentage thereof subject to the Reverse Stock Split as set forth in the Plan.  CDEX estimates that Class Eleven Equity Holders will receive approximately 11,000,000 shares of New Common Stock.

Class Twelve - Claims of Participating Investors.
>           Class Twelve consists of the claims of participating investors.
>           Treatment:   Unless participating investors contribute substantial capital required to fund this Plan they will receive no percentage of the equity interest of CDEX and no distribution under the Plan.  Participating investors will receive common stock at the rate of one share for every $0.05 invested and one warrant for every share of stock purchased.  Each warrant will have a $0.10 exercise price and be effective for five years after the date of issuance.  As of October 31, 2012, $700,000 of Participating Investors fell within this Classification.

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
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

13. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for fiscal 2012 and 2011:

	Fiscal Year Ended October 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$63,665	$70,164	$62,040	$46,699
Gross profit	31,226	45,349	33,093	22,696
Loss from operations	(177,946)	(149,314)	(123,704)	(267,790)
Net loss	(382,277)	(769,969)	(125,380)	(272,021)
Basic and diluted net
loss per common share	(0.03)	(0.07)	(0.011)	(0.025)
Basic and diluted weighted
average common
shares outstanding	10,998,404	10,999,672	10,999,672	11,001,039

	Fiscal Year Ended October 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$125,254	$95,935	$231,693	$63,440
Gross profit	76,081	46,029	194,851	26,168
Loss from operations	(246,638)	(155,965)	(44,708)	(264,339)
Net loss	(464,292)	(366,019)	(257,892)	(468,670)
Basic and diluted net
loss per common share	(0.07)	(0.05)	(0.03)	(0.04)
Basic and diluted weighted
average common
shares outstanding	6,723,238	6,962,810	9,529,162	10,479,331

14. Going Concern

The Company has incurred losses since its inception of approximately $34.0 million and has had limited product sales from its inception through fiscal 2012. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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

15. Subsequent Events

Subsequent to October 31, 2012 the as a part of its bankruptcy Plan, the Company has issued approximately 37.4 million shares of our Series A common stock and warrants to purchase 42.6 million shares of Series A common stock.

Additionally, as compensation for his efforts as the Company’s Medical Director, in December 2012, the Company issued Jason B. Terrell, 500, 000 shares of its Series A common stock and a warrant to purchase 500,000 shares of Series A common stock for $0.10 a share effective for five years.

At a meeting of the Company’s Board of Directors on January 17, 2013, for his leadership in getting the Company through its bankruptcy proceedings, the Board approved the issuance of options to Mr. Jeffrey K. Brumfield, the Company’s CEO, for 8,000,000 shares with an exercise price of $0.05 a share exercisable for five years from the date of issuance with the understanding that Mr. Brumfield at the same time of this issuance will forfeit the existing options granted under his employment agreement. Additionally, the Board approved the issuance of options to Dr. James G. Stevenson, a member of the Board, for 150,000 shares with an exercise price of $0.05 a share exercisable for five years from the date of issuance and options to Mr. Stephen A, McCommon, the Company’s CFO, for 200,000 shares with an exercise price of $0.05 a share exercisable for five years from the date of issuance and the Board directed the Company to pay one-time payments to Mr. Brumfield for $19,500.00 and to Mr. McCommon for $6,000.00 as bonus compensation.