Form 10-Q
period 2013-01-31
CDEX INC
filed 2013-03-15
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2013

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

On March 8, 2013,  52,757,869 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of January 31, 2013 (unaudited) and October 31, 2012	1

	Statements of Operations for the three months ended January 31, 2013 and 2012 (unaudited)	2

	Statements of Cash Flow for the three months ended January 31, 2013 and 2012 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 4.	Controls and Procedures	11

Part II OTHER INFORMATION

ITEM 5.	Other Information	13

ITEM 6.	Exhibits	13

Signatures		14

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	January 31, 2013	October 31. 2012
	Unaudited
Assets
Current assets
Cash	$439,675	$561,858
Accounts receivable	15,973	28,313
Inventory - net	249,922	177,692
Deferred costs - current	2,000	-
Total current assets	707,570	767,863
Property and equipment, net	57,321	63,814
Patents, net	55,509	56,826
Other assets	1,504	1,504
Total assets	$821,904	$890,007

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$64,740	$105,667
Deferred revenue - current	245,213	52,898
Total current liabilities	309,953	158,565
Total liabilities	309,953	158,565

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
January 31, 2013 and at October 31, 2012	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 48,919,422 outstanding at January 31,
2013 and 11,007,871 outstanding at October 31, 2012	244,596	55,039
Additional paid in capital	35,302,993	35,150,425
Accumulated (deficit)	(35,035,669)	(34,474,053)
Total stockholders' equity	511,951	731,442
Total liabilities and stockholders' equity	$821,904	$890,007

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	January 31
	2013	2012

Revenue	$39,732	$63,665

Cost of revenue	16,548	32,439

Gross profit	23,184	31,226

Operating Expenses
Selling, general and administrative	547,126	182,172
Research and development	35,724	27,000
Total operating expenses	582,850	209,172

Loss from operations	(559,666)	(177,946)

Other expense
Note discount amortization	-	(156,953)
Interest expense	-	(47,378)
Other expense	(1,950)	-
Total other (expense)	(1,950)	(204,331)

Net loss	$(561,616)	$(382,277)

Basic net loss
per common share:	$(0.01)	$(0.03)

Basic weighted average
common shares outstanding	39,824,480	10,998,404

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	January 31
	2013	2012
Cash Flows from Operating Activities
Net loss	$(561,616)	$(382,277)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	7,810	6,257
Loan discount amortization	-	156,953
Share-based compensation	342,125	33,391
Loss recognized on disposal of equipment	-	296
Noncash interest expense	-	47,378
Changes in operating assets and liabilities
Accounts receivable	12,340	(15,858)
Inventory	(72,230)	(1,236)
Deferred costs and other assets	(2,000)	7,425
Current liabilities	151,388	131,348
Net cash used by operating activities	(122,183)	(16,323)

Cash Flows from Investing Activities
Purchase of equipment	-	(12,737)
Net cash used by investing activities	-	(12,737)

Cash Flows from Financing Activities
Repayment of notes payable	-	(6,280)
Net cash used by financing activities	-	(6,280)

Net (decrease) in cash	(122,183)	(35,340)

Cash, beginning of the period	561,858	45,514

Cash, end of the period	$439,675	$10,174

Supplemental Cash Flow Information
Transfer from deferred costs to fixed assets	$-	$783

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of January 31, 2013.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended January 31, 2013, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and prevent us from fulfilling our contractual obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of January 31, 2013, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2013, we had approximately $440,000 in cash provided primarily through bankruptcy financing and customer deposits.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which will require entities to provide information about amounts reclassified out of other comprehensive income by component. We are required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.

The FASB has issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which will be effective for us for the quarterly periods beginning after January 1, 2013. The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement.  The adoption of the standard is not expected to have a significant impact on the company’s consolidated financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

2.            Inventory - Net

Our inventories consisted of the following:

	January 31, 2013	October 31, 2012

Raw materials	$141,641	$115,556
Work in progress	46,145	-
Finished goods	87,501	87,501
Subtotal	275,287	203,057
Obsolescence reserve	(25,365)	(25,365)
Total inventory	$249,922	$177,692

3             Property and equipment, net

Our property and equipment consisted of the following:

	January 31, 2013	October 31, 2012

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	594,795
Leased equipment	70,654	70,654

Total	668,380	668,380

Less accumulated depreciation	(611,059)	(604,566)

Net property and equipment	$57,321	$63,814

4             Patents, net

Our patents consisted of the following:

	January 31, 2013	October 31, 2012

Patents	$100,000	$100,000

Less accumulated amortization	(44,491)	(43,174)

Net patents	$55,509	$56,826

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

5            Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2013	October 31, 2012
Legal fees	$45,802	$11,679
Accrued compensation	1,361	57,480
Accounts payable	15,202	34,133
Accrued payable to a distributor	2,375	2,375

	$64,740	$105,667

6.            Notes Payable

During the three months ended January 31, 2012, payments totaling $6,280 were made on the company’s non-interest bearing notes.

7.            Share-Based Compensation

For the three months ended January 31, 2013, share-based compensation expense was approximately $342,000, of which approximately $223,000 was attributable to options, $82,000 was attributable to warrants granted for services and $37,000 was attributable to restricted stock grants issued for services.  For the three months ended January 31, 2012, share-based compensation expense was approximately $33,000, approximately $25,000 of which was attributable to options and $8,000 was attributable to restricted stock grants.

During the three months ended January 31, 2013, 8,350,000 options were granted and 800,000 options were forfeited. During the period, options to purchase 8,000,000 shares of Series A common stock were granted to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.05 a share exercisable for five years from the date of issuance and Mr. Brumfield forfeited the existing 800,000 options granted under his employment agreement. Additionally, options to purchase 150,000 and 200,000 shares of Series A common stock were, respectively, granted to Mr. Stevenson, a director of the Company and to Mr. McCommon, the Company’s CFO. These options have an exercise price of $0.05 a share and are exercisable for five years from the date of issuance .

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table.  No options were granted for the three months ended January 31, 2012.  Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the three months ended January 31,
	2013	2012
Weighted average grant date fair value	$0.06	$0.00
Expected volatility	75%	0%
Expected dividends	0%	0%
Expected term (years)	5	-
Risk free rate	0.77% - 0.79%	-

As of January 31, 2013, there was approximately $73,000 of unrecognized compensation costs related to unvested restricted stock grants.  These costs are expected to be recognized on a weighted-average basis over periods of less than one year.

8.            Stockholders' Equity

On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”). The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

As part of the Plan, CDEX implemented a 1 for 10 Reverse Stock Split of the Old CDEX Common Stock, such that each 10 shares shall, following the Reverse Stock Split (and subject to adjustment for fractional entitlements), be consolidated into one (1) share of New Common Stock. The aggregate fractional share interests of each holder of Old CDEX Common Stock shall be rounded up to the nearest whole number. The financial statements reflect the reverse stock split as if it occurred retroactively.

In the three months ended January 31, 2013, as a part of its bankruptcy Plan, the Company issued approximately 37.4 million shares of our Series A common stock and warrants to purchase 33.9 million shares of Series A common stock.  Also, in the three months ended January 31, 2013, as compensation for his efforts as the Company’s Medical Director, the Company issued Jason B. Terrell, 500,000 shares of its Series A common stock and a warrant to purchase 500,000 shares of Series A common stock for $0.10 a share effective for five years.

Due to administrative delays, the remaining stock and warrants to be issued under the Plan were being issued after January 31, 2013.

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

10. Subsequent Events

Subsequent to January 31, 2013, as a part of its bankruptcy Plan, the Company issued 3,838,448 shares of our Series A common stock and warrants to purchase approximately 2.9 million shares of Series A common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012:

	2013	2012

Revenue	$39,732	$63,665
Cost of revenue	16,548	32,439
Selling, general and administrative	547,126	182,172
Research and development	35,724	27,000
Other expense	(1,950)	(204,331)

Net loss	$(561,616)	$(382,277)

REVENUE

Revenue was approximately $40,000 and $64,000 during the three months ended January 31, 2013 and 2012, respectively. The decrease in revenue of approximately $24,000 resulted primarily from a decrease in revenues from of our ValiMed maintenance fees.

COST OF REVENUE

Cost of revenue was approximately $17,000 and $32,000 during the three months ended January 31, 2013 and 2012, respectively, a decrease of approximately $16,000 which was reflective of the decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $547,000 during the three months ended January 31, 2013, compared with $182,000 during the three months ended January 31, 2012. The increase of approximately $365,000 resulted primarily from the increase in non-cash share-based expense and employee compensation of $365,000, an increase in insurance and supplies of $13,000 and an increase in professional and consulting expenses of $8,000, offset by a decrease in marketing and travel expenses of $23,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $36,000 during the three months ended January 31, 2013, compared with $27,000 during the three months ended January 31, 2012, an increase of approximately $9,000 which is primarily attributable to an increases in R&D compensation.

OTHER EXPENSE

Other expense for the three months ended January 31, 2013 was approximately $2,000 compared to $204,000 for the three months ended January 31, 2012.  The decrease of approximately $202,000 in the third quarter of 2012 reflects primarily the cessation of interest accrual and amortization on notes payable due to the resolution of the Company debt through its bankruptcy.

NET LOSS

The net loss was approximately $562,000 during the three months ended January 31, 2013, compared with a net loss of $382,000 during the three months ended January 31, 2012, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of January 31, 2013, had an accumulated deficit of approximately $34 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2013, we had approximately $440,000 in cash.

We had a net decrease in cash of approximately $122,000 during the three months ended January 31, 2013. During the first three months of fiscal 2013, we used $122,000 of cash in operating activities. This amount is comprised primarily of our net loss of $562,000 partially and an increase in inventory of $72,000, offset by a non-cash share-based compensation expense of $342,000 and an increase in our current liabilities of $151,000.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2013, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance