Form 10-Q
period 2013-04-30
CDEX INC
filed 2013-06-14
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to ____

Commission File Number 000-49845

CDEX INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	52-2336836
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4555 South Palo Verde Road, Suite 123, Tucson, Arizona	85714
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code   520-745-5172

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

On June 8, 2013, 52,904,463 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1. Financial Statements

	Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012	1

	Statements of Operations for the three months ended April 30, 2013 and 2012 (unaudited)	2

	Statements of Operations for the six months ended April 30, 2013 and 2012 (unaudited)	3

	Statements of Cash Flow for the six months ended April 30, 2013 and 2012 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 4.	Controls and Procedures	13

Part II OTHER INFORMATION

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	15

Signatures		16

ii

Note Regarding Chapter 11 Bankruptcy Filing

On February 10, 2012, CDEX INC. filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”). The filing, case no. 4:12-bk-02402-JMM was made by the Company.

Effective April 30, 2013, the Bankruptcy Court ordered the closing of the Company’s Bankruptcy case thus releasing CDEX from further reporting its financial activity to the Bankruptcy Court.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	April 30, 2013	October 31. 2012
	Unaudited
Assets
Current assets
Cash	$402,852	$561,858
Accounts receivable	16,478	28,313
Inventory - net	238,907	177,692
Total current assets	658,237	767,863
Property and equipment, net	50,826	63,814
Patents, net	54,193	56,826
Other assets	1,504	1,504
Total assets	$764,760	$890,007

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$73,216	$105,667
Deferred revenue - current	45,028	52,898
Total current liabilities	118,244	158,565
Total liabilities	118,244	158,565

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
January 31, 2013 and at October 31, 2012	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 48,919,422 outstanding at January 31,
2013 and 11,007,871 outstanding at October 31, 2012	264,346	55,039
Additional paid in capital	35,295,704	35,150,425
Accumulated (deficit)	(34,913,565)	(34,474,053)
Total stockholders' equity	646,516	731,442
Total liabilities and stockholders' equity	$764,760	$890,007

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	April 30
	2013	2012

Revenue	$389,232	$70,164

Cost of revenue	53,153	24,815

Gross profit	336,079	45,349

Operating Expenses
Selling, general and administrative	220,039	159,608
Research and development	23,821	35,055
Total operating expenses	243,860	194,663

Income (loss) from operations	92,219	(149,314)

Other expense
Interest expense	-	(620,005)
Other income (expense)	29,885	(650)
Total other (expense)	29,885	(620,655)

Net income (loss)	$122,104	$(769,969)

Basic net income (loss)
per common share:	$0.002	$(0.07)

Basic weighted average
common shares outstanding	50,982,596	10,999,672

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended
	April 30
	2013	2012

Revenue	$428,964	$133,829

Cost of revenue	69,701	57,254

Gross profit	359,263	76,575

Operating Expenses
Selling, general and administrative	767,165	341,780
Research and development	59,545	62,055
Total operating expenses	826,710	403,835

Loss from operations	(467,447)	(327,260)

Other (expense)
Note discount amortization	-	(156,953)
Interest expense	-	(667,383)
Other income (expense)	27,935	(650)
Total other (expense)	27,935	(824,986)

Net loss	$(439,512)	$(1,152,246)

Basic and diluted net loss
per common share:	$(0.01)	$(0.10)

Basic and diluted weighted average
common shares outstanding	45,403,538	10,999,038

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	April 30
	2013	2012
Cash Flows from Operating Activities
Net loss	$(439,512)	$(1,152,246)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	15,621	16,424
Loan discount amortization	-	156,953
Share-based compensation	397,125	53,131
Loss recognized on disposal of equipment	-	296
Gain recognized on forgiveness of debt	(42,539)	-
Noncash interest expense	-	667,383
Changes in operating assets and liabilities
Accounts receivable	11,835	(6,381)
Inventory	(61,215)	18,064
Deferred costs and other assets	-	7,320
Current liabilities	(40,321)	230,324
Net cash used by operating activities	(159,006)	(8,732)

Cash Flows from Investing Activities
Purchase of equipment	-	(12,736)
Net cash used by investing activities	-	(12,736)

Cash Flows from Financing Activities
Repayment of notes payable	-	(8,373)
Net cash used by financing activities	-	(8,373)

Net (decrease) in cash	(159,006)	(29,841)

Cash, beginning of the period	561,858	45,514

Cash, end of the period	$402,852	$15,673

Supplemental Cash Flow Information
Transfer from deferred costs to fixed assets	$-	$783

The accompanying notes are an integral part of these financial statements.

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX, Inc. as of April 30, 2013.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended April 30, 2013, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of April 30, 2013, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2013, we had approximately $403,000 in cash provided primarily through the sale of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait, bankruptcy financing and customer deposits.

On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”). The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.  The Plan was effective October 5, 2012.

Effective April 30, 2013, the Bankruptcy Court ordered the closing of the Company’s Bankruptcy case thus releasing CDEX from further reporting its financial activity to the Bankruptcy Court

Use of Estimates

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

Recent Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

2.            Inventory - Net

Our inventories consisted of the following:

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

	April 30, 2013	October 31, 2012

Raw materials	$155,886	$115,556
Work in progress	46,145	-
Finished goods	62,241	87,501
Subtotal	264,272	203,057
Obsolescence reserve	(25,365)	(25,365)
Total inventory	$238,907	$177,692

3             Property and equipment, net

Our property and equipment consisted of the following:

	April 30, 2013	October 31, 2012

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	594,795
Leased equipment	70,654	70,654
Total	668,380	668,380

Less accumulated depreciation	(617,554)	(604,566)

Net property and equipment	$50,826	$63,814

4             Patents, net

Our patents consisted of the following:

	April 30, 2013	October 31, 2012

Patents	$100,000	$100,000

Less accumulated amortization	(45,807)	(43,174)

Net patents	$54,193	$56,826

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

5            Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2013	October 31, 2012
Legal fees	$4,184	$11,679
Accrued compensation	625	57,480
Accounts payable	66,032	34,133
Accrued payable to a distributor	2,375	2,375

	$73,216	$105,667

6.            Notes Payable

During the three months ended April 30, 2012, payments totaling $2,093 were made on the Company’s non-interest bearing notes.

7.            Share-Based Compensation

For the three months ended April 30, 2013, share-based compensation expense was approximately $55,000, all of which was attributable to restricted stock grants issued for services.  For the six months ended April 30, 2013, share-based compensation expense was approximately $397,000, of which approximately $223,000 was attributable to options, $82,000 was attributable to warrants granted for services and $92,000 was attributable to restricted stock grants issued for services.

For the three months ended April 30, 2012, share-based compensation expense was approximately $33,000, approximately $25,000 of which was attributable to restricted stock grants and $8,000 was attributable to options.  For the six months ended April 30, 2012, share-based compensation expense was approximately $85,000, approximately $50,000 of which was attributable to restricted stock grants and $35,000 was attributable to options.

During the six months ended April 30, 2013, 8,350,000 options were granted and 800,000 options were forfeited. During the period, options to purchase 8,000,000 shares of Series A common stock were granted to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.05 a share exercisable for five years from the date of issuance and Mr. Brumfield forfeited the existing 800,000 options granted under his employment agreement. Additionally, options to purchase 150,000 and 200,000 shares of Series A common stock were, respectively, granted to Mr. Stevenson, a director of the Company and to Mr. McCommon, the Company’s CFO. These options have an exercise price of $0.05 a share and are exercisable for five years from the date of issuance.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table.  No options were granted for the three months ended April 30, 2012.  Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the six months ended April 30,
	2013	2012
Weighted average grant date fair value	$0.06	$0.00
Expected volatility	75%	0%
Expected dividends	0%	0%
Expected term (years)	5	-
Risk free rate	0.77% - 0.79%	-

CDEX, Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013
(Unaudited)

As of April 30, 2013, there was approximately $18,000 of unrecognized compensation costs related to unvested restricted stock grants.  These costs are expected to be recognized on a weighted-average basis over a period of less than one year.

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

In the three months ended April 30, 2013, as a part of its Bankruptcy Plan, the Company issued approximately 3.9 million shares of our Series A common stock and warrants to purchase 6.3 million shares of Series A common stock.  As a part of this issuance under the Bankruptcy Plan, approximately 1.8 million warrants were issued to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.10 a share exercisable for five years from the date of issuance.

Due to administrative delays, the remaining stock and warrants to be issued under the Plan are expected to be issued subsequent to April 30, 2013.

During the three months ended January 31, 2012, a shareholder converted 425 shares of Preferred Stock Series A into 25,374 shares of Class A common stock.

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

10. Subsequent Events

The Company’s management has evaluated subsequent events occurring after April 30, 2013, the date of our most recent balance sheet, through the date our financial statements were issued.

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

On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”). The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.  The Plan was effective October 5, 2012.

Effective April 30, 2013, the Bankruptcy Court ordered the closing of the Company’s Bankruptcy case thus releasing CDEX from further reporting its financial activity to the Bankruptcy Court

Our Technology

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012:

	2013	2012

Revenue	$389,232	$70,164
Cost of revenue	53,153	24,815
Selling, general and administrative	220,039	159,608
Research and development	23,821	35,055
Other income (expense)	29,885	(620,655)

Net income (loss)	$122,104	$(769,969)

REVENUE

Revenue was approximately $389,000 and $70,000 during the three months ended April 30, 2013 and 2012, respectively. The increase in revenue of approximately $319,000 resulted primarily from the sale of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait.

COST OF REVENUE

Cost of revenue was approximately $53,000 and $25,000 during the three months ended April 30, 2013 and 2012, respectively, an inecrease of approximately $28,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $220,000 during the three months ended April 30, 2013, compared with $160,000 during the three months ended April 30, 2012. The increase of approximately $60,000 resulted primarily from the increase in non-cash share-based expense and employee compensation of $52,000, an increase in insurance and supplies of $3,000 and an increase in professional and consulting expenses of $3,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $24,000 during the three months ended April 30, 2013, compared with $35,000 during the three months ended April 30, 2012, a decrease of approximately $11,000 which is primarily attributable to decreases in R&D compensation.

OTHER INCOME (EXPENSE)

Other income (net) for the three months ended April 30, 2013 was approximately $30,000 compared to $621,000 other expense (net) for the three months ended April 30, 2012.  The net change of approximately $651,000 reflects primarily the cessation of interest accrual and amortization on notes payable in the third quarter of 2012, due to the resolution of the Company debt through its bankruptcy, offset by the approximately $46,000 of forgiveness of debt from those creditors opting out of the bankruptcy plan in the second quarter of 2013, which was offset by approximately $13,000 in fees paid to the United States Bankruptcy Trustee in the second quarter of 2013.

NET INCOME (LOSS)

The net income was approximately $122,000 during the three months ended April 30, 2013, compared with a net loss of $770,000 during the three months ended April 30, 2012, due to the foregoing factors.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012:

	2013	2012

Revenue	$428,964	$133,829
Cost of revenue	69,701	57,254
Selling, general and administrative	767,165	341,780
Research and development	59,545	62,055
Other income (expense)	27,935	(824,986)

Net income (loss)	$(439,512)	$(1,152,246)

REVENUE

Revenue was approximately $429,000 and $134,000 during the six months ended April 30, 2013 and 2012, respectively. The increase in revenue of approximately $295,000 resulted primarily from the sale of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait.

COST OF REVENUE

Cost of revenue was approximately $70,000 and $57,000 during the six months ended April 30, 2013 and 2012, respectively, an inecrease of approximately $13,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $767,000 during the six months ended April 30, 2013, compared with $342,000 during the three months ended April 30, 2012. The increase of approximately $425,000 resulted primarily from the increase in non-cash share-based expense and employee compensation of $417,000, an increase in professional and consulting expenses of $11,000 offset by a decrease in marketing and travel expenses of $22,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $60,000 during the six months ended April 30, 2013, compared with $62,000 during the six months ended April 30, 2012, a decrease of approximately $2,000 which is primarily attributable to R&D compensation.

OTHER INCOME (EXPENSE)

Other income (net) for the six months ended April 30, 2013 was approximately $28,000 compared to other expense (net) of $825,000 for the six months ended April 30, 2012.  The net change of approximately $853,000 reflects primarily the cessation of interest accrual and amortization on notes payable in the third quarter of 2012, due to the resolution of the Company debt through its bankruptcy, offset by the approximately $46,000 of forgiveness of debt from those creditors opting out of the bankruptcy plan in the second quarter of 2013, which was offset by approximately $15,000 in fees paid to the United States Bankruptcy Trustee in the second quarter of 2013.

NET INCOME (LOSS)

The net loss was approximately $440,000 during the six months ended April 30, 2013, compared with a net loss of $1,152,000 during the three months ended April 30, 2012, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of April 30, 2013, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2013, we had approximately $402,000 in cash.

We had a net decrease in cash of approximately $159,000 during the six months ended April 30, 2013 from the use of cash in operating activities. This amount is comprised primarily of our net loss of $440,000 an increase in inventory of $61,000, gain on forgiveness of debt of $43,000 and a decrease in our current liabilities of $40,000, offset by non-cash share-based compensation expense of $397,000, depreciation and amortization of $16,000 and a reduction of our accounts receivable of $12,000.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2013, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.CAL   XBRL Calculation Linkbase Document

101.DEF   XBRL Definition Linkbase Document

101.LAB   XBRL Label Linkbase Document

101.PRE   XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 2013.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance