Form 10-Q
period 2013-07-31
CDEX INC
filed 2013-09-13
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2013

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

On September 8, 2013, 52,946,963 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012	1

Statements of Operations for the three months ended July 31, 2013 and 2012 (unaudited)	2

Statements of Operations for the nine months ended July 31, 2013 and 2012 (unaudited)	3

Statements of Cash Flow for the nine months ended July 31, 2013 and 2012 (unaudited)	4

Notes to Financial Statements (unaudited)	5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 4. Controls and Procedures	14

Part II OTHER INFORMATION

ITEM 5. Other Information	15

ITEM 6. Exhibits	15

Signatures	16

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	July 31, 2013	October 31. 2012
	Unaudited
Assets
Current assets
Cash	$250,876	$561,858
Accounts receivable	20,668	28,313
Inventory - net	236,092	177,692
Prepaid expenses and deposits	4,938
Total current assets	512,574	767,863
Property and equipment, net	44,332	63,814
Patents, net	52,876	56,826
Other assets	1,504	1,504
Total assets	$611,286	$890,007
Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$25,326	$105,667
Deferred revenue - current	74,090	52,898
Total current liabilities	99,416	158,565
Total liabilities	99,416	158,565

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
July 31, 2013 and at October 31, 2012	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 52,946,963 outstanding at July 31,
2013 and 11,007,871 outstanding at October 31, 2012	264,732	55,039
0Additional paid in capital	35,336,108	35,150,425
Accumulated (deficit)	(35,089,001)	(34,474,053)
Total stockholders' equity	511,870	731,442
Total liabilities and stockholders' equity	$611,286	$890,007

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended July 31
	2013	2012

Revenue	$30,574	$62,040

Cost of revenue	25,755	28,947

Gross profit	4,819	33,093

Operating Expenses
Selling, general and administrative	145,045	122,617
Research and development	35,542	34,180
Total operating expenses	180,587	156,797

Loss from operations	(175,768)	(123,704)

Other expense
Interest expense	-	(1,026)
Other income (expense)	332	(650)
Total other (expense)	332	(1,676)

Net income (loss)	$(175,436)	$(125,380)

Basic net income (loss)
per common share:	$(0.003)	$(0.01)

Basic weighted average
common shares outstanding	52,922,971	10,999,672

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended July 31
	2013	2012

Revenue	$459,538	$195,869

Cost of revenue	95,456	86,201

Gross profit	364,082	109,668

Operating Expenses
Selling, general and administrative	912,210	464,397
Research and development	95,087	96,235
Total operating expenses	1,007,297	560,632

Loss from operations	(643,215)	(450,964)

Other (expense)
Note discount amortization	-	(156,953)
Interest expense	-	(668,409)
Other income (expense)	28,267	(1,300)
Total other (expense)	28,267	(826,662)

Net loss	$(614,948)	$(1,277,626)

Basic and diluted net loss
per common share:	$(0.01)	$(0.12)

Basic and diluted weighted average
common shares outstanding	47,910,016	10,999,249

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended July 31
	2013	2012
Cash Flows from Operating Activities
Net loss	$(614,948)	$(1,277,626)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	23,432	26,592
Loan discount amortization	-	156,953
Share-based compensation	415,458	61,298
Loss recognized on disposal of equipment	-	296
Gain recognized on forgiveness of debt	(42,872)	-
Noncash interest expense	-	668,809
Changes in operating assets and liabilities
Accounts receivable	7,645	(12,238)
Inventory	(58,400)	30,553
Deferred costs and other assets	(4,938)	7,320
Current liabilities	(36,359)	274,541
Net cash used by operating activities	(310,982)	(63,502)

Cash Flows from Investing Activities
Purchase of equipment	-	(12,736)
Net cash used by investing activities	-	(12,736)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable		114,216
Repayment of notes payable	-	(8,373)
Net cash used by financing activities	-	105,843

Net (decrease) in cash	(310,982)	29,605

Cash, beginning of the period	561,858	45,514

Cash, end of the period	$250,876	$75,119

Supplemental Cash Flow Information

Issuance of previously accrued common stock	$22,790	$-
Transfer from deferred costs to fixed assets	$-	$783

The accompanying notes are an integral part of these financial statements.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX Inc. as of July 31, 2013.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended July 31, 2013, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of July 31, 2013, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of July 31, 2013, we had approximately $251,000 in cash provided primarily through the sale of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait, bankruptcy financing and customer deposits.

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

Recent Accounting Pronouncements

The Company has reviewed, and continues to review, issued accounting pronouncements with the intent of adopting any  that are applicable to it. The Company does not expect any recent  pronouncements to have an impact on its results of operations or financial position.

2.            Inventory - Net

Our inventories consisted of the following:

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

	July 31, 2013	October 31, 2012

Raw materials	$89,428	$115,556
Work in progress	46,145	-
Finished goods	107,394	87,501
Subtotal	242,967	203,057
Obsolescence reserve	(6,875)	(25,365)

Total inventory	$236,092	$177,692

3             Property and equipment, net

               Our property and equipment consisted of the following:

	July 31, 2013	October 31, 2012

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	594,795
Leased equipment	70,654	70,654

Total	668,380	668,380

Less accumulated depreciation	(624,048)	(604,566)

Net property and equipment	$44,332	$63,814

4             Patents, net

               Our patents consisted of the following:

	July 31, 2013	October 31, 2012

Patents	$100,000	$100,000

Less accumulated amortization	(47,124)	(43,174)

Net patents	$52,876	$56,826

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

5             Accounts Payable and Accrued Expenses

               Accounts payable and accrued expenses consisted of the following:

	July 31, 2013	October 31, 2012
Legal fees	$-	$11,679
Accrued compensation	825	57,480
Accounts payable	22,126	34,133
Accrued payable to a distributor	2,375	2,375

	$25,326	$105,667

6.            Share-Based Compensation

For the three months ended July 31, 2013, share-based compensation expense was approximately $18,000, all of which was attributable to restricted stock grants issued for services.  For the nine months ended July 31, 2013, share-based compensation expense was approximately $415,000, of which approximately $223,000 was attributable to options, $82,000 was attributable to warrants granted for services and $110,000 was attributable to restricted stock grants issued for services.

For the three months ended July 31, 2012, share-based compensation expense was approximately $8,000 which was attributable to options.  For the nine months ended July 31, 2012, share-based compensation expense was approximately $61,000, approximately $36,000 of which was attributable to restricted stock grants and $25,000 was attributable to options.

During the nine months ended July 31, 2013, 8,350,000 options were granted and 800,000 options were forfeited. During the period, options to purchase 8,000,000 shares of Series A common stock were granted to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.05 a share exercisable for five years from the date of issuance and Mr. Brumfield forfeited the existing 800,000 options granted under his employment agreement. Additionally, options to purchase 150,000 and 200,000 shares of Series A common stock were, respectively, granted to Mr. Stevenson, a director of the Company and to Mr. McCommon, the Company’s CFO. These options have an exercise price of $0.05 a share and are exercisable for five years from the date of issuance.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table.  No options were granted for the nine months ended July 31, 2012.  Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the nine months ended July 31,
	2013	2012
Weighted average grant date fair value	$0.06	$0.00
Expected volatility	75%	0%
Expected dividends	0%	0%
Expected term (years)	5	-
Risk free rate	0.77% - 0.79%	-

As of July 31, 2013, there was no unrecognized compensation costs related to unvested restricted stock grants.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)
7.            Stockholders' Equity

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

In the three months ended July 31, 2013, the Company issued approximately 144,000 shares of our Series A common stock that had been approved and accrued for prior to the finalization of the Bankruptcy Plan.  Additionally, approximately 67,000 shares were returned to the authorized and available shares because a creditor under the Bankruptcy Plan opted out of the Plan.

Due to administrative delays, the remaining stock and warrants to be issued under the Plan are expected to be issued subsequent to July 31, 2013.

During the three months ended January 31, 2012, a shareholder converted 425 shares of Preferred Stock Series A into 25,374 shares of Class A common stock.

8.            Commitments and Contingencies

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings and the Company is not aware of any pending claims or assessments which may have a material adverse impact on the Company’s financial position or results of operations.

9. Subsequent Events

The Company’s management has evaluated subsequent events occurring after July 31, 2013, the date of our most recent balance sheet, through the date our financial statements were issued.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "expect", "expected", "project", "anticipate", "anticipated”, "plans", "strategy", "target", "prospects", ”should”, “intends”, “estimates” "continue" and other words of similar meaning.  These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements.

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

The Company is also exploring unique opportunities in select markets verticals where its proprietary technology may provide low cost/realtime solutions to a growing concern such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances.  Virtually all CDEX product development has been based on applying the same underlying technologies. CDEX anticipates developing and/or acquiring other technologies in the future through partnering and investment. However, unless and until such time as we acquire or develop other technology assets, all of the Company's revenues will come from products developed from our current suite of patents and patents pending technologies, or through licensing arrangements with companies with related intellectual property.

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

Regarding the ValiMed G4 system, for the year 2013 we will primarily be focusing on expanding our signature library, the delivery of machines that are currently under contract, finalizing new contracts that are in our pipeline, and developing the capability to provide analysis of oncology drugs, and begin research in the area of Total Parenteral Nutrition (“TPN”) capability. Furthermore, we expect to continue the marketing our ValiMed system with an expanded footprint in trade magazines, as well as increased attendance at trade shows, such as…Midyear American Society of Health-System Pharmacists (“ASHP”), Summer ASHP, and the Spring & Fall Health Connect Partners  Reverse Expo’s.

Regarding our Security division, our focus for 2013 will be to build up our ID2 Meth Scanner inventory, so we can accommodate the increasing demand in both foreign and domestic markets. We expect to start building a network of Independent Sales Agents that are strategically located throughout the fifty states, as well as some foreign markets. We hope to attend various trade shows for home inspection, and corrections markets, and start working on the final form of our Narcolizer. The Narcolizer is a portable instrument that will provide law enforcement, Border Patrol, Customs, corrections facilities and TSA with the ability to analyze liquids, and powders for the presence of illicit drugs.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012:

	2013	2012

Revenue	$30,574	$62,040
Cost of revenue	25,755	28,947
Selling, general and administrative	145,045	122,617
Research and development	35,542	34,180
Other income (expense)	332	(1,676)

Net income (loss)	$(175,436)	$(125,380)

REVENUE

Revenue was approximately $31,000 and $62,000 during the three months ended July 31, 2013 and 2012, respectively. The decrease in revenue of approximately $31,000 resulted primarily from reductions in Meth Scanner sales and revenue from supplies and monthly support.

COST OF REVENUE

Cost of revenue was approximately $26,000 and $29,000 during the three months ended July 31, 2013 and 2012, respectively, a decrease of approximately $3,000. The gross margin percentage decreased from approximately 53% to 16% primarily due to additional warranty work being performed in 2013.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $145,000 during the three months ended July 31, 2013, compared with $122,000 during the three months ended July 31, 2012. The increase of approximately $22,000 resulted primarily from the increase in non-cash share-based expense and employee compensation of $23,000, an increase in marketing and travel of $6,000, offset by decreases in general office expenses of $4,000 and professional and consulting expenses of $2,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $36,000 during the three months ended July 31, 2013, compared with $34,000 during the three months ended July 31, 2012, an increase of approximately $2,000 which is primarily attributable to increases in R&D compensation.

OTHER INCOME (EXPENSE)

Other income (net) for the three months ended July 31, 2013 was approximately $1,000 compared to ($2,000) other expense (net) for the three months ended July 31, 2012.  The net change of approximately $3,000 reflects primarily the cessation of interest accrual and amortization on notes payable in the third quarter of 2012, due to the resolution of the Company debt through its bankruptcy, and approximately $1,000 in fees paid to the United States Bankruptcy Trustee in the third quarter of 2012, offset by the approximately $1,000 of forgiveness of debt from those creditors opting out of the bankruptcy plan in the third quarter of 2013.

NET INCOME (LOSS)

The net loss was approximately $175,000 during the three months ended July 31, 2013, compared with a net loss of $125,000 during the three months ended July 31, 2012, due to the foregoing factors.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012:

	2013	2012

Revenue	$459,538	$195,869
Cost of revenue	95,456	86,201
Selling, general and administrative	912,210	464,397
Research and development	95,087	96,235
Other income (expense)	28,267	(826,662)

Net income (loss)	$(614,948)	$(1,277,626)

REVENUE

Revenue was approximately $459,000 and $196,000 during the nine months ended July 31, 2013 and 2012, respectively. The increase in revenue of approximately $264,000 resulted primarily from the sale of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait.

COST OF REVENUE

Cost of revenue was approximately $95,000 and $86,000 during the nine months ended July 31, 2013 and 2012, respectively, an increase of approximately $9,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $912,000 during the nine months ended July 31, 2013, compared with $464,000 during the nine months ended July 31, 2012. The increase of approximately $448,000 resulted primarily from the increases in non-cash share-based expense and employee compensation of $440,000, professional and consulting expenses of $10,000 and insurance expenses of $14,000, offset by a decrease in marketing and travel expenses of $16,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $95,000 during the nine months ended July 31, 2013, compared with $96,000 during the nine months ended July 31, 2012, a decrease of approximately $1,000 which is primarily attributable to R&D materials expense.

OTHER INCOME (EXPENSE)

Other income (net) for the nine months ended July 31, 2013 was approximately $28,000 compared to other expense (net) of $827,000 for the nine months ended July 31, 2012.  The net change of approximately $855,000 reflects primarily the cessation of interest accrual and amortization on notes payable in the third quarter of 2012, due to the resolution of the Company debt through its bankruptcy, offset by the approximately $43,000 of forgiveness of debt from those creditors opting out of the bankruptcy plan in the second and third quarters of 2013, which was offset by an increase of approximately $13,000 in fees paid to the United States Bankruptcy Trustee in 2013 compared to 2012.

NET INCOME (LOSS)

The net loss was approximately $615,000 during the nine months ended July 31, 2013, compared with a net loss of $1,278,000 during the three months ended July 31, 2012, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of July 31, 2013, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of July 31, 2013, we had approximately $251,000 in cash.

We had a net decrease in cash of approximately $311,000 during the nine months ended July 31, 2013 from the use of cash in operating activities. This amount is comprised primarily of our net loss of $615,000, a decrease in our current liabilities of $59,000, an increase in inventory of $58,000 and gain on forgiveness of debt of $43,000, offset by non-cash share-based compensation expense of $438,000, depreciation and amortization of $23,000 and a reduction of our accounts receivable of $8,000.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2013, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. Other Information

(a)	Not Applicable

(b)	The Company has not adopted formal procedures for the nomination by stockholders of candidates to serve on its Board of Directors.

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2013.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance