Form 10-K
period 2013-10-31
CDEX INC
filed 2014-02-12
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A common stock held by non-affiliates was approximately $3,037,000 on April 30, 2013 (the last day of the registrant’s most recently completed second quarter) based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of Common Shares of the Registrant outstanding as of January 17, 2014 was 52,946,963.

DOCUMENTS INCORPORATED BY REFERENCE – None

CDEX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2013

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

The Company is also exploring unique opportunities in select market verticals where its proprietary technology may provide low cost/real time solutions to a growing concern such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances.

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

CDEX creates reference signatures of substances of interest, such as selected narcotics, explosive compounds and medicines.  CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest in the data base.

The CDEX advantage is that substances of interest are tested at the base levels and their signatures are compared to the known signatures of the substance of interest contained in the database. This provides rapid validation and authentication that the substance is genuine. CDEX technology is not centered on packaging schemes such as holograms, inks, ingredient taggants or Radio Frequency Identification (or RFID) tags, all of which can be defeated by determined counterfeiters.

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2013 was the continued development and enhancement of our ValiMed G4 system (“VG4”) for use in the pharmaceutical market and sales of our ID2 product for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

Healthcare Market.

ValiMed™ Medication Validation System (MVS) Product Line – Consists of two products: Our third generation ValiMed known as the ValiMed CCT and the ValiMed G4 system.  Both Valimed systems help healthcare providers ensure patient safety and control costs by reducing medication errors, utilizing our patented and patent pending process known as Enhanced Photoemission Spectroscopy. The VG4 system uses a patented detection process providing a real time (within seconds), quantitative (strength/concentration) as well as qualitative (identification of known) analysis of high-risk single component compounded medications and treatment solutions. The Valimed CCT system that is operating in numerous hospital settings around the country, provides the healthcare industry with verification of a known substance, specifically a known drug with a known strength/concentration, in a known diluent. This current system also utilizes our proprietary cuvettes in the process. Both  devices  help healthcare facilities comply with Joint Commission on Accreditation of Healthcare Organizations compliance requirements and United States Pharmacopeia's General Chapter 797 Pharmaceutical Compounding—Sterile Preparations (“USP 797”) guidelines for compounding sterile preparations.   Both product lines provide a recurring revenue stream and address three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications; (ii) harmful counterfeit medications and (iii) diversion of hospital narcotics.  In the near future, we expect the VG4 product line to address multi component compounded admixtures, such as total parenteral nutrition. We expect to add oncology drugs to our formulary in 2014 as well.  One of the most significant improvements with the VG4 is the capability of analyzing through most containers that are currently being used in pharmaceutical settings.  This provides our end users with a more streamlined application, with less labor, without compromising the sterility of the compounded admixtures.

Security Market.

CDEX ID2™ Product Line – Provides products for real time detection of specified illegal drugs. This product line currently comprises two instruments. Both of the devices are hand held models that detect methamphetamine. The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection industries, by housing authorities, hotel industry and most recently its use in our nation’s prisons and jails. The Pocket ID2 is a pocket sized hand held device that currently detects visible and prosecutable quantities of methamphetamine, with other drugs such as cocaine, heroin, OxyContin and Ecstasy expected to come in the near future.  We continue to explore the use of applying the ValiMed technology to a table top device that is expected to be portable and able to detect trace amounts of specified illegal drugs and explosives in virtually real time.  Each of these products would most likely be of interest to all areas of law enforcement, such as police and sheriff departments, U.S. border patrol, port authorities, the TSA, the FBI, all of the U.S. military, and many other agencies.

2013 Year in Review

We were able to produce, deliver, and provide training to our distributor in Kuwait, for ten ValiMed CCT units.  The units have been placed in their respective hospitals and will be activated following the installation of a uniform drug dispersal system in all the client hospitals.  Accordingly, we have yet to receive any recurring supplies revenue from the sale of these units in 2013.  In fiscal 2014, we have begun to receive revenues from the maintenance contracts for each of these machines.  We expect to begin receiving recurring revenue from cuvette sales for these machines in fiscal 2014.

Regarding the ValiMed G4, we did place units in three beta sites around the country. The beta sites consist of a highly acclaimed children’s hospital which is part of a large healthcare organization serving the western United States; the flagship hospital of a prestigious nationwide clinic, and a large metropolitan hospital.  The three sites that were selected make up a good representation of the different types of facilities that we expect will initially be serviced by the VG4.  Once the beta testing is completed, we expect to launch our system soon thereafter. The next phase of development will be to begin building the oncology formulary.  There are over seven hundred institutions in the United States that administer oncology drugs, and due to the toxic nature and expense of these drugs, we expect to partner with a large teaching hospital in the Midwest to help us build the oncology library.  We anticipate this endeavor will start in the fourth quarter of 2014.  Our partners continue to be invaluable in the development of the final form and function of our ValiMed G4 technology. On numerous occasions throughout 2013, our personnel have traveled to each site working with our partners in determining the “real world” needs, applications, and challenges of fully implementing VG4 technology.  This effort should prove out to be a most crucial step in the process to insure a successful launch into the mainstream marketplace of the hospital pharmacy environment

Demand and interest in our VG4 technology is very high, and continues to grow.  Through current relationships, attendance at numerous trade shows, our web site, and word of mouth throughout the industry, we are in negotiation for multiple placements which include; a university hospital, teaching hospitals, general hospitals, clinics, and children’s hospitals all around the country, and internationally.  This new approach for CDEX, of having a few select hospitals as beta site partners, has proven to be a critical step which has provided the necessary data, and details for the development of the final product.  Although this step has delayed the launch of VG4 platform, it has proven to be a vital tool for an anticipated successful future launch for the VG4.

Research and Development (“R&D”)

In 2014, we expect to continue the exploration and development of new capabilities for our VG4 technology, such as expanding the signature libraries of detectable drugs and improving multi-component capabilities. Additionally, we anticipate to partner with a major Midwestern university hospital to develop an oncology formulary, and possibly the detection of drugs in blood and/or urine, such as banned performance enhancing drugs, HGH, and HCG.  If demand and budget allows we also expect to begin development research in creating a portable VG4 unit, which could be utilized to service the smaller hospitals, pain centers, and convalescent hospitals, in their fight against narcotics diversion.

We have historically outsourced certain engineering and manufacturing tasks while retaining control of critical technology and expect to continue this practice as this allows us to focus on improving our technologies while providing the opportunity to scale quickly as we generate sales. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time, which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings and survey documents; (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials or fixed price basis, all as set forth in the statement of work pertaining to the particular services.  R&D costs were approximately $146,000 for fiscal 2013 compared to $136,000 for fiscal 2012.

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

Explosive Detection:  CDEX believes the explosives detection marketplace is potentially significant because of growing awareness of terrorism due to recent world events. We believe that this marketplace possibly includes the following potential customers: militaries, airport/building security organizations and transportation related organizations, government, law enforcement organizations and school systems. These markets are global in perspective and large in size. Currently, domestic sales of people screening devices are dominated by a small number of products sold by a handful of vendors. CDEX believes that if it launches explosives detection products that those products will compete with existing detection products, and, depending on the application, may have a competitive advantage by being more advanced than existing tools in a number of areas. There are large competitors in this space that have significantly more resources than CDEX.

(iii) Brand Protection

While not currently a business focus, the Company believes brand protection may represent a significant business opportunity for the application of its technology. Based on worldwide counterfeit enforcement activity (investigations, raids, seizures, arrests, charges, convictions, sentences and civil litigation) for 2005, as reported through the DOPIP Security Counterfeit Intelligence Report, more than 3,700 incidents valued at approximately $3.2 trillion were analyzed from 133 countries. The eighth most commonly counterfeited category is Food & Alcohol with 64 incidents worth $11 million, and the fourteenth most commonly counterfeited category is Perfume & Cosmetics with 22 incidents worth $12 million.  U.S. companies, for instance, estimate that between $200 billion and $250 billion in annual revenue is lost to counterfeiters. The E.U. claims that 100,000 jobs are lost each year to the same trade. In 2003, it was estimated that counterfeit goods cost the State of New York $34 billion, depriving it of $1.6 billion in tax revenue (Scotsman.com news). The Company will continue to monitor this market application.

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

Government Regulation

The products developed may be subject to various governmental regulations and controls, including that associated with international manufacturing, handling and transport; security products in airports; handling of sensitive substances such as illegal drugs, medications, and explosive materials and related potentially harmful energy such as x-ray energy. The storage and handling of certain explosive materials and drugs are subject to licensure. It is possible that government agencies may develop additional regulations that impact our initial and future products.

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

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies are forwarded to stockholders.

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

Employees
At January 17, 2014, the Company had five full time employees and contractors.

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

We have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2013 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our Class A common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

LACK OF KEY MAN INSURANCE

The Company carries no key-man insurance. In the event that any of the Company's senior executive officers departed the Company or passed away, the Company may not have the available funds to attract an individual of similar experience. The Company is considering obtaining key-man insurance once it has sufficient funds to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 3,000 square feet of office, manufacturing and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2013 is approximately $1,500. Total rent expense was approximately $21,000 and $19,000 for the years ended October 31, 2013 and 2012, respectively.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) and the Plan was effective on October 5, 2012. As a part of the Plan, the shares of common stock that were outstanding prior to the Plan becoming effective underwent a 1 for 10 reverse stock split. Prior to the going effective, the Company had 109,996,717 common shares outstanding; after the Plan became effective, the Company had 11,007,871 common shares outstanding.  In fiscal year 2013, the Company issued 41,295,142 shares and warrants to purchase 39,685,549 shares under the Plan in settlement of its obligations.

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

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCBB for each of our last two fiscal years:

	High	Low
Fiscal Year Ended October 31, 2013:
First quarter	$0.22	$0.04
Second quarter	0.15	0.06
Third quarter	0.15	0.05
Fourth quarter	0.11	0.06
Fiscal Year Ended October 31, 2012:
First quarter	$0.10	$0.02
Second quarter	0.06	0.01
Third quarter	0.02	0.01
Fourth quarter	0.51	0.01

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Stockholders

As of January 17, 2014, there were approximately 1,600 holders of record of our Class A common stock. However, a large number of our shareholders hold their shares in "street name" in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of October 31, 2012 (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding	options	(excluding securities
Plan category	options		reflected in column (a))
Equity compensation plans approved by security holders	8,410,000	$0.05	74,856,050

Total	8,410,000	$0.05	74,856,050

Sales of Unregistered Securities and Use of Proceeds

On February 10, 2012, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) and the Plan was effective on October 5, 2012. As a part of the Plan, the shares of common stock that were outstanding prior to the Plan becoming effective underwent a 1 for 10 reverse stock split. Prior to the going effective, the Company had 109,996,717 common shares outstanding; after the Plan became effective, the Company had 11,007,871 common shares outstanding.  In fiscal year 2013, the Company issued 41,295,142 shares and warrants to purchase 39,685,549 shares under the Plan in settlement of its obligations.  Additionally, during the 2013 fiscal year, the Company issued 643,950 shares of restricted stock as compensation to its current directors, former directors, consultants, an employee and an officer.

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

Results of Operations

The following table summarizes our operating results for fiscal 2013 compared to fiscal 2012:

For the year ended October 31,

		Percent of			Percent of
	2013	Revenue		2012	Revenue

Revenue	$526,706	100.0%		$242,568	100.0
Cost of revenue	127,109	24.1		110,204	45.4
Gross profit	399,597	75.9		132,364	54.6

Operating expenses:
Selling, general and administrative	1,027,418	195.1		715,083	294.8
Research and development	145,557	27.6		136,035	56.1
Total operating expenses	1,172,975	222.7		851,118	350.9

Loss from operations	$(773,378)	(146.8	) %	$(718,754)	(296.3)

Revenue was approximately $527,000 and $243,000 for the fiscal years ended October 31, 2013 and 2012, respectively, an increase of $284,000 or 117%. This increase was primarily attributable to the $338,000 sale of our Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait, which also included installation, training and supplies.  We also realized an increase in revenue from the sales of our ID2 Meth Scanner product of approximately $5,000.  Offsetting these increases are approximately $70,000 reductions in maintenance, lease and Pay Per Use revenues.

Cost of revenue was $127,000 and $110,000 for the fiscal years ended October 31, 2013 and 2012, respectively, an increase of $17,000 or 15%. This slight increase was primarily attributable to the lower cost of materials of our older CCT product.  Gross profit margins increased to 76% in fiscal 2013 from 55% in fiscal 2012.

Selling, general and administrative expense was $1,027,000 and $715,000 for the fiscal years ended October 31, 2013 and 2012, respectively, an increase of $312,000 or 44%.  This increase primarily relates to increases in non-cash share-based compensation expenses of approximately $346,000 and compensation of approximately $93,000.  These increases were partially offset by the posting in 2011 of previously unrecognized claims arising from the bankruptcy proceedings of approximately $71,000, and reduction in 2013 of legal and professional expenses of $35,000 and travel and marketing of $35,000.

Research and development expense was $146,000 and $136,000 for the fiscal years ended October 31, 2013 and 2012, respectively, an increase of $10,000 or 7%. The increase primarily relates to an increase in travel of $10,000, employee and consultant compensation expense of approximately $5,000 partially offset by a decrease in materials of $5,000.

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

As of October 31, 2013, we had positive net working capital of $382,000 including $99,000 of cash. We had a net decrease in cash of $462,000 during fiscal year ended October 31, 2013 all of which were used in operating activities during fiscal 2013 primarily related to our net loss of $745,000 and an increase in inventory of $63,000, a decrease in current liabilities of $55,000 and negotiated settlements on accounts payable of $43,000, partially offset by non-cash share-based compensation of $415,000 and depreciation and amortization of $31,000.

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

ITEM A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of October 31, 2013. Management's assessment took into consideration the size and complexity of the Company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, management concluded that internal control over financial reporting was not effective based on criteria set forth by the COSO. The material weaknesses identified in internal control over financial reporting at October 31, 2013 included the Company’s inability to maintain the proper protection of its accounting system database records and required improvements over the Company’s oversight of processing financing transactions relative to the Company’s notes payable and equity. Concerning this material weakness, management continues to examine the Company’s procedures to include compensating controls to minimize the risk associated with having limited resources.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2013.

Changes in Internal Controls over Financial Reporting

There has been no change in CDEX’ internal control over financial reporting for the quarter ended October 31, 2013 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of January 17, 2014:

NAME	AGE	POSITION	SINCE

Jeffrey K. Brumfield	52	Chariman of the Board of Directors and	August 30, 2010
		Chief Executive Officer
Stephen A. McCommon	64	Chief Financial Officer and	November 11, 2008
		VP of Finance
James G. Stevenson	57	Director	December 15, 2010

Jason B. Terrell	33	Director and Medical Director	January 2, 2013

Norm Dawson	72	Director	January 17, 2013

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

Stephen A. McCommon has served as our Chief Financial Officer since November 2008.
•	Mr. McCommon has been Finance Manager at Applied Energetics, Inc. (AERG.OB) from April 2012 to the present.
•	Mr. McCommon has been President of TMC Financial Services, LLC, a financial consulting company, from December 2007 to the present.
•
Mr. McCommon was the Vice President of Finance and Chief Accounting Officer at Applied Energetics, Inc. (AERG.OB) from March 2005 to December 2007 and was the Accounting Manager at Applied Energetics from July 2004 to March 2005.

•
Mr. McCommon has over 28 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance.

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

•	Dr. Stevenson received his BS Pharmacy and PharmD degrees from Wayne State University.

Jason Bradley Terrell, M.D., was appointed to serve as a Director of the Company on January 2, 2013.
•	Dr. Terrell has been the Company’s Medical Director since January 25, 2012.
•	Dr. Terrell is currently a corporate medical director for Any Lab Test Now©, the largest direct access medical testing franchise in the United States.
•	Dr. Terrell currently owns and operates multiple medical laboratory testing facilities in the Southwest United States.
•	Dr. Terrell has been the Chief Medical Officer since July 2013 and Head of US Operations since March 2013, for VolitionRx, an international cancer diagnostic company, which is publicly traded.
•
Dr. Terrell earned his Bachelor of Science in Biochemistry from Hardin-Simmons University, graduating Summa Cum Laude and recipient of the Holland Medal of Honor and the Hardin-Simmons University Outstanding Young Alumni Award 2014.

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
•
Dr. Poteet has a wide range of public research institutions and private companies experience, including Infrared Laboratories, CP Systems, Inc., E/ERG, University of Arizona, Rice University, and the National Radio Astronomy Observatory.

•	Dr. Poteet received his Ph.D. (Experimental Solid State Physics), MS (Physics) and BS (physics) from Virginia Polytechnic Institute.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2013 all section 16(a) all filing requirements were met.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is comprised of all members of the Board and is Chaired by Norman J. Dawson.  The Committee is responsible for establishing and maintaining corporate governance practices designed to aid the long-term success of CDEX.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer (the "Named Executive"). No  other executive officers or significant employees received aggregate individual compensation from the Company exceeding $100,000 for the fiscal years October 31, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards (2)	Total

Jeffrey K. Brumfield (1)	2013	$237,781	$436,444	$674,225
Chief Executive Officer and	2012	$120,000	$-	$120,000
Chairman of the Board of Directors

(1)
Mr. Brumfield was appointed to his position of Chief Executive Officer and Chairman of the Board on August 30, 2010.  During fiscal 2012, Mr. Brumfield was not paid for $20,000 of accrued wages which amount was be settled through the implementation of the Company’s bankruptcy plan.  During fiscal 2011, Mr. Brumfield deferred $50,000 of his salary.  In December 2011, Mr. Brumfield refunded to the Company all of the 2011 salary compensation that he had been paid. At a meeting of the Company’s Board of Directors on January 17, 2013, for his leadership in getting the Company through its bankruptcy proceedings, the Board approved the issuance of options to Mr. Brumfield, for 8,000,000 shares at an exercise price of $0.05 per share exercisable for five years from the date of issuance with the understanding that Mr. Brumfield at the same time of this issuance would forfeit the existing options granted under his employment agreement.  At the same meeting the Company’s Board of Directors directed the Company to pay a one-time payment to Mr. Brumfield for $19,500.00 as bonus compensation.

(2)
The amounts included in the "Option Awards" column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (disregarding forfeiture assumptions).  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation.  For a discussion of valuation assumptions, see Note 8 of our 2013 Financial Statements.  In January 2011, as a part of his employment agreement, the Company granted Mr. Brumfield 8,000,000 stock options which vested 1/2 on the effective date of the agreement, and the remaining 1/2 over the next six years subject to the attainment of certain performance goals. Mr. Brumfield forfeited these stock options in 2013.  On January 17, 2013, the Company granted Mr. Brumfield options to purchase 8,000,000 shares of common stock. The options vested on grant date and have an exercise price of $0.05 a share, exercisable over five years.

Employment Agreements

Effective January 21, 2011, the Company entered into an employment agreement with Mr. Brumfield. The agreement provides for an annual salary of $120,000 and the award of 8,000,000 stock options. This agreement lapsed January 21, 2012.

Effective, May 15, 2013, the Company entered into an employment agreement with Mr. Brumfield. The term of the Agreement began on the effective date and the agreement is to will remain in effect for a term of four years or until terminated. On May 15th of each year, the Agreement will be extended automatically for additional one year terms unless terminated in writing by either party. The agreement provides for an annual salary of $192,000 which includes an allowance for housing and travel. Additionally, Mr. Brumfield will be eligible for a 3% override/commission on total revenue as defined in forecasts, allowing for new revenue streams as developed, including capital fundraising, beginning at $70,000 monthly revenue and beyond.  Mr. Brumfield will also be eligible for discretionary bonuses. Also, Mr. Brumfield is eligible to receive 1,000,000 stock options, with an exercise price of 50% of market value on date of grant, exercisable over a 10 year period, each time market capitalization of the Company increases by 100% from the initial measurement date of May 15, 2013.  Such options shall vest immediately upon granting thereof and shall remain exercisable for a period of ten years from the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses unexercised options held by the Named Executive at October 31, 2013

	Option Awards
NAME	Number of Securities Underlying Unexercised Options Exercisable (#)		Option Exercise Price ($)	Option Expiration Date

Jeffrey K. Brumfield	8,000,000	(1)	0.05	1/17/2018

(1)
Mr. Brumfield was granted 8,000,000 shares under option with an exercise price of $0.05 on January 17, 2013. Also on January 17, 2013, Mr. Brumfield forfeited his options for 8,000,000 shares with an exercise price of $0.50.

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

Stock options granted under this plan may be nonqualified stock options or incentive stock options, as provided in the plan. Incentive stock options are to be issued in accordance with Section 422 of the Internal Revenue Code of 1986, as amended. As such, incentive stock options may only be issued to employees of CDEX or any subsidiary of CDEX and must have an exercise price of no less than the fair market value of the common stock on the date of the grant; provided, however, that in the event the grantee is a ten percent stockholder, the exercise price shall not be less than 110% of fair market value of the common stock on the date of the grant. The aggregate fair market value of the underlying shares cannot exceed $100,000 for any individual option holder during any calendar year. Incentive stock options granted to a ten percent stockholder must expire no later than five years from the date of grant. Non-incentive options are not subject to the restrictions contained in Section 422, except that pursuant to the plan, such options cannot be exercisable at less than 85% of fair market value and must expire no later than ten years from the date of grant. The options are non-transferable and may not be assigned except that non-incentive options may, in certain cases be assigned to family members of the grantee.

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

Restricted stock granted under this plan may be issued subject to any restrictions set by our Board of Directors in its discretion except that the vesting restrictions for restricted stock granted to individuals who are not officers, directors or consultants of CDEX shall lapse no less rapidly than at a rate of 20% per year for each of the first five years from the grant date. However, the Board of Directors in its discretion may shorten or eliminate the restrictions. Generally, unless otherwise provided by the Board of Directors with respect to a particular grant of restricted stock, holders of restricted stock have the right to vote and receive dividends on their shares, including shares not yet vested. Also, unless otherwise so provided, any unvested shares are deemed forfeited by the grantee upon termination of such grantee's service with CDEX.  This plan has terminated and future equity grants will be issued out of the 2013 Equity Incentive Plan.

2003 Stock Incentive Plan

On July 1, 2003, our shareholders adopted the 2003 Stock Incentive Plan, which has substantially the same terms as the 2002 Stock Incentive Plan. At the annual meeting of stockholders held on June 30, 2004, the shareholders authorized 10,000,000 shares in the aggregate for issuance under both the 2002 and 2003 plans, including 3,000,000 available for the Board of Directors to allocate at their discretion. At the annual meeting of the stockholders held on March 17, 2006, the shareholders approved an amendment to the 2003 Stock Incentive Plan increasing the number of Class A common stock available for issuance by an additional 3,500,000 shares. This amendment increased the aggregate number of shares available for issuance under both the 2002 and 2003 Stock Incentive Plans to 13,500,000. The 2003 Stock Incentive Plan provides for a pro rata increase in the number of shares permitted to be granted or issued for an increase in the authorized shares approved by the shareholders. At a special shareholders' meeting held on January 9, 2007, the shareholders approved an increase in the number of authorized shares from 50.2 million to 100 million. This shareholder action resulted in an automatic increase in the number of shares permitted to be issued or granted under the 2003 Stock Incentive Plan to approximately 26.9 million. At the annual meeting of shareholders on April 9, 2008, the shareholders approved to limit the number of shares issuable under the Company's Stock Incentive Plans to 25% of the authorized shares of the Company. This action resulted in limiting the number of shares issuable under the plans to 25,000,000.  At the annual meeting of stockholders held on August 18, 2011, the stockholders approved an increase in the number of authorized shares from 100 million to 300 million. This shareholder action resulted in an automatic increase in the number of shares permitted to be issued or granted under the 2003 Stock Incentive Plan up to 75 million.  This plan has terminated and future equity grants will be issued out of the 2013 Equity Incentive Plan.

2013 Equity Incentive Plan

On April 19, 2013, our shareholders adopted the 2013 Equity Incentive Plan (“2013 Plan”), under which stock options and restricted stock may be granted to such officers, directors, employees or consultants of CDEX as our Board of Directors, or a committee designated by them for this purpose, selects.

Administration. Administration of the 2013 Plan is carried out by the Board of Directors and the Compensation Committee of the Board of Directors. The Board of Directors may also appoint one or more separate committees of the Board, each composed of one or more directors, who may administer the 2013 Plan with respect to employees who are not considered officers or directors under Section 16 of the Securities Exchange Act of 1934, as amended, may grant awards under the 2013 Plan to such employees and may determine all terms of such grants. The Board of Directors may also authorize one or more of our officers to designate employees, other than officers under Section 16 of the Exchange Act, to receive awards and/or to determine the number of such awards to be received by such persons, provided that the Board of Directors will specify the total number of awards that such officers may award.

Eligibility. Our officers, employees, directors and consultants are eligible to participate in the 2013 Plan.

Maximum Award Limits. Under the 2013 Plan, the maximum number of shares of common stock that may be subject to stock options, restricted shares, and restricted stock purchase offers shall not exceed the 25% of the authorized stock of the Company. To the extent those awards expire, terminate or are cancelled for any reason prior to exercise without the issuance or delivery of such shares, such shares as well as any shares subject to vesting restrictions under the 2003 Stock Incentive Plan on the effective date of the 2013 Plan that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards under the 2003 Stock Incentive Plan on the effective date of the 2013 Plan will not be counted toward such 25% limit.

Stock Options. The 2013 Plan provides for the grant of both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (Code) and options that are not intended to so qualify. Options intended to qualify as incentive stock options may be granted only to persons who are our employees. No Recipient may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000.

The Board or the Compensation Committee will select the Recipients who are granted options and, consistent with the terms of the 2013 Plan, will prescribe the terms of each option, including the vesting rules for such option. A stock option agreement may provide for the accelerated exercisability in the event of the Recipient's death, disability, or retirement or other events and may provide for expiration prior to the end of its term in the event of the termination of the Recipient's service. In the event a Recipient is deemed to be a 10% owner of our Company or one of our subsidiaries, the Recipient is not eligible to receive an incentive stock option. Within the limitations of the 2013 Plan, the Board or Compensation Committee may modify, extend or renew outstanding options or may accept the cancellation of outstanding options (to the extent not previously exercised), in return for the grant of new options for the same or a different number of shares and at the same or a different exercise price, or in return for the grant of the same or a different number of shares. No modification of an option will, without the consent of the Recipient, materially impair his or her rights or obligations under such option. The option price may be paid in cash or, to the extent that the stock option agreement so provides, by surrendering shares of common stock, in consideration of services rendered to the company, by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to the Company in payment of the aggregate exercise price, by delivery of an irrevocable direction to a securities broker or lender to pledge shares, as security for a loan, and to deliver all or part of the loan proceeds to the Company in payment of the aggregate exercise price, by "net exercise" arrangement, by delivering a full-recourse promissory note, or in any other form that is consistent with applicable laws, regulations and rules. Options may be exercised in accordance with requirements set by the Board or Compensation Committee. The maximum period in which an option may be exercised will be fixed by the Board or Compensation Committee but cannot exceed ten years, and in the event a Recipient is deemed to be a 10% owner of our Company or one of our subsidiaries, the maximum period for an incentive stock option granted to such Recipient cannot exceed five years. Options generally will be nontransferable except in the event of the Recipient's death but the Board or Compensation Committee may allow the transfer of non-qualified stock options through a gift or domestic relations order to the Recipient's family members.

Each stock option agreement will set forth the extent to which the Recipient will have the right to exercise the option following the termination of the Recipient's service with us and our subsidiaries, and the right to exercise the option of any executors or administrators of the Recipient's estate or any person who has acquired such option(s) directly from the Recipient by bequest or inheritance. A stock option agreement will typically provide that an option will cease to be exercisable upon the earlier of three months following the Recipient's termination of service with us or our affiliate or the expiration date under the terms of the Recipient's stock option agreement. Upon death or disability, the option exercise period is extended to the earlier of one year from the Recipient's termination of service or the expiration date under the terms of the Recipient's stock option agreement.

Restricted Shares. The Board or Compensation Committee also will select the Recipients who are granted restricted shares or restricted stock purchase offers and, consistent with the terms of the 2013 Plan, will establish the terms of each stock award. A restricted share award may be subject to vesting requirements or transfer restrictions or both, if so provided by the Board or Compensation Committee. Those requirements may include, for example, a requirement that the Recipient complete a specified period of service or that certain performance criteria be achieved. Recipients who are granted restricted shares generally have all of the rights of a stockholder with respect to such shares. Restricted shares may be issued for consideration determined by the Board or Compensation Committee, including cash, cash equivalents, full-recourse promissory notes, past services and future services.

Adjustment of Shares. Generally, if we merge with or into another corporation, we will provide for full exercisability or vesting and accelerated expiration of outstanding awards or settlement of the full value of the outstanding awards in cash or cash equivalents followed by cancellation of such awards unless the awards are continued if we are the surviving entity, or assumed or substituted for by any surviving entity or a parent or subsidiary of the surviving entity.

Amendment and Termination. No awards may be granted under the 2013 Plan after the tenth anniversary of the adoption of the 2013 Plan. The Board of Directors may amend or terminate the 2013 Plan at any time, but an amendment will not become effective without the approval of our stockholders to the extent required by applicable laws, regulations or rules. No termination of the 2013 Plan will affect a Recipient's rights under outstanding awards without the Recipient's consent.

Federal Income Tax Aspects of the 2013 Plan

This is a brief summary of the federal income tax aspects of awards that may be made under the 2013 Plan based on existing U.S. federal income tax laws. This summary provides only the basic tax rules. It does not describe a number of special tax rules, including the alternative minimum tax and various elections that may be applicable under certain circumstances. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which a holder may reside, nor does it reflect the tax consequences of a holder's death. The tax consequences of awards under the 2013 Plan depend upon the type of award and if the award is to an executive officer, whether the award qualifies as performance-based compensation under Section 162(m) of the Code.

Incentive Stock Options. The recipient of an incentive stock option generally will not be taxed upon grant of the option. Federal income taxes are generally only imposed when the shares received upon exercise are disposed of, by sale or otherwise. The amount by which the fair market value of the stock on the date of exercise exceeds the exercise price is, however, included in determining the option recipient's liability for the alternative minimum tax. If the incentive stock option recipient does not sell or dispose of the stock until more than one year after the receipt of the stock and two years after the option was granted, then, upon sale or disposition of the stock, the difference between the exercise price and the market value of the stock as of the date of exercise will be treated as a capital gain, and not ordinary income. If a recipient fails to hold the stock for the minimum time period, the recipient will recognize ordinary income in the year of disposition generally in an amount equal to any excess of the market value of the common stock on the date of exercise or, if less, the amount realized on disposition of the shares, over the exercise price paid for the shares. Any further gain or loss realized by the recipient will be treated as short-term or long-term gain depending on the holding period. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient.

Nonstatutory Stock Options. The recipient of stock options not qualifying as incentive stock options generally will not be taxed upon the grant of the option. Federal income taxes are generally due from a recipient of nonstatutory stock options when the stock options are exercised. The difference between the exercise price of the option and the fair market value of the stock purchased on such date is taxed as ordinary income. Thereafter, the tax basis for the acquired stock is equal to the amount paid for the stock plus the amount of ordinary income recognized by the recipient. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient by reason of the exercise of the option.

Other Awards. Recipients who receive awards of restricted stock subject to a vesting requirement generally recognize ordinary income at the time substantial vesting occurs, in an amount equal to the fair market value of the stock at that time minus the amount, if any, paid for the stock. However, a Recipient who receives restricted shares which are not substantially vested may, within 30 days of the date the shares are transferred, elect in accordance with Section 83(b) of the Code to recognize ordinary compensation income at the time of transfer of the shares rather than upon the vesting dates. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the Recipient.

Section 409A. Any deferrals made under the 2013 Plan, including awards granted under the 2013 Plan that are considered to be deferred compensation, must satisfy the requirements of Section 409A of the Code to avoid adverse tax consequences to participating employees. These requirements include limitations on election timing, acceleration of payments, and distributions.

Compensation of Directors

The following table discloses our director compensation for the fiscal year ended October 31, 2013.

DIRECTOR COMPENSATION

NAME	Stock Awards (1)

James G. Stevenson	$131	(2)

(1) The amounts included in the "Stock Awards" column represent the aggregate grant date fair value in fiscal 2013 related to restricted stock grants to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 8 to our 2013 Financial Statements.

(2) Represents 21,821 restricted shares of Class A common stock granted to James G. Stevenson to vest six months from date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 17, 2014:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 17, 2014 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants and converted all notes which are currently held by that person and which are exercisable/convertible within such 60 day period, but that options and warrants and convertible notes held by all other persons were not exercised or converted, and based the percentage ownership on 59,927,293 shares outstanding on January 17, 2014.

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Jeffery K. Brumfield	Executive Officer and Director	11,611,814	(2)	18.51%

Gemini Master Fund, Ltd.	Investor	10,586,791	(3)	18.27%

Jason B. Terrell	Director	3,000,000	(4)	5.51%

Stephen A. McCommon	Executive Officer	1,120,026	(5)	2.09%

James G. Stevenson	Director	346,310	(6)	*

Norman J. Dawson	Director	-		*

All directors and officers as a group (5 persons)		16,078,150		24.70%

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 17, 2014.

(2)
Based on information known by the Company, this represents 1,785,765 shares of Class A common stock, 1,779,655 shares of Class A common stock issuable upon exercise of a warrant which is exercisable within 60 days of January 17, 2014 and options for 8,000,000 shares of Class A common stock exercisable within 60 days of January 17, 2014.

(3)
Based on information contained in a report on Form 3 with the SEC on November 16, 2012:  The address of Gemini Master Fund, Ltd. (“Gemini”) is c/o GEMINI STRATEGIES LLC, 619 South Vulcan, Suite 203, Encinitas, CA 92024.  The Reporting Persons own a total of 5,600,757 shares of.  Gemini also holds 4,986,034 shares of Common Stock issuable upon exercise of a warrant exercisable within 60 days of January 17, 2014.  The number of shares of Class A common stock into which the Warrant is exercisable at any point in time is limited, pursuant to the terms of such instrument, to that number of shares of Class A common stock which would result in the Reporting Persons having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation").

(4)
Based on information known by the Company, this represents 1,500,000 shares of Class A common stock and warrants for 1,500,000 shares of Class A common stock exercisable within 60 days of January 17, 2014.

(5)
Based on information known by the Company, this represents 458,763 shares of Class A common stock, warrants for 441,263 shares of Class A common stock exercisable within 60 days of January 17, 2014 and 220,000 options exercisable within 60 days of January 17, 2014.

(6)	Based on information known by the Company, this represents 137,669 shares of Class A common stock and options for 165,000 shares of Class A common stock exercisable within 60 days of January 17, 2014.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Dr. Jason Terrell, a Director of the Company, is also the Company’s Medical Director.  As compensation for his efforts as the Company’s Medical Director, in December 2012, the Company issued Dr. Terrell, 500,000 shares of its Class A common stock and a warrant to purchase 500,000 shares of Class A common stock for $0.10 a share effective for five years.

Director Independence

Our directors, Dr. James G. Stevenson and Norman J Dawson, are independent director as that term is defined by the applicable rules of the SEC and the Financial Industry Regulatory Authority (“FINRA”).   However, because our stock trades on the OTC Bulletin Board, we are not required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees billed to us by S.E. Clark and Co., our independent registered public accounting firm, for professional services rendered for the fiscal years ended October 31, 2013 and 2012:

Description	2013	2012

Audit related fees	$25,700	$26,000
All other fees	-	-

Total	$25,700	$26,000

Fees for audit services include fees associated with the annual audit of the Company and the review of our quarterly reports on Form 10-Q.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by our auditors that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In fiscal 2013 and 2012, none of the fees paid to S.E. Clark and Co. were approved pursuant to the de minimis exception.

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

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 29, 2010).

4.1
Specimen certificate for shares of Company common stock (incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 21, 2004).

4.2	2002 Stock Incentive Plan (Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

4.3	2003 Stock Incentive Plan (Privileges (incorporated by reference to the Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on February 2, 2004).

4.4	2013 Equity Incentive Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Form DEF 14A, as filed with the Securities and Exchange Commission on March 8, 2013).

10.1
Form of Securities Purchase Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008).

10.2
Form of 12% Senior Convertible Note with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008).

10.3
Form of Common Stock Purchase Warrant Agreement with Gemini Master Fund, Ltd. dated June 25, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 30, 2008)

10.4
Form of Waiver and Amendment with Gemini Master Fund, Ltd. dated December 18, 2008 (incorporated by reference to the comparable exhibit filed with the Registrant's form 10-KSB/A filed with the SEC on March 13, 2009).

10.5
Form of Second Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 10-KSB/A filed with the SEC on March 13, 2009).

10.6
Form of Third Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 5, 2009).

10.7
Form of Fourth Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on June 9, 2009).

10.8
Form of Fifth Waiver and Amendment with Gemini Master Fund, Ltd. dated February 10, 2009 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on October 27, 2009).

10.9
Form of Note, Warrant Amendment and Amendment and Conversion Agreement with Gemini Master Fund, Ltd. effective April 29, 2011 (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 5, 2011).

10.10
Employment Agreement effective May 15, 2013 between the Registrant and Jeffrey K. Brumfield (incorporated by reference to the comparable exhibit filed with the Registrant's form 8-K filed with the SEC on May 17, 2013).

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

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2014,

CDEX Inc.

/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated,

Signature	Title	Date

/s/ Jeffrey K. Brumfield	Chief Executive Officer and	February 11, 2014
Jeffrey K. Brumfield	Chairman of the Board of Directors

/s/ Stephen A. McCommon	Chief Financial Officer and	February 11, 2014
Stephen A. McCommon	Vice President of Finance

/s/ James G. Stevenson	Director	February 11, 2014
James G. Stevenson

/s/ Jason B. Terrell	Director	February 11, 2014
Jason B. Terrell

/s/ Norman J Dawson	Director	February 11, 2014
Norman J. Dawson

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of CDEX Inc. (the “Company”) as of October 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
January 31, 2014

742 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CDEX INC.
BALANCE SHEETS
AS OF OCTOBER 31,

	2013	2012
Assets
Current assets:
Cash	$98,967	$561,858
Accounts receivable - net	23,573	28,313
Inventory - net	240,232	177,692
Deferred costs	9,108	-
Total current assets	371,880	767,863
Property and equipment - net	37,889	63,814
Patents - net	51,559	56,826
Other assets	1,504	1,504
Total assets	$462,832	$890,007

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$8,140	$105,667
Deferred Revenue	72,985	52,898
Total current liabilities	81,125	158,565

Total liabilities	81,125	158,565

Commitments and contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - Series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
October 31, 2012 and 6,675 outstanding at October 31, 2011	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 52,946,963 outstanding at October 31,
2013 and 52,369,517 outstanding at October 31, 2012	264,732	261,846
Additional paid-in capital	35,336,108	34,943,618
Accumulated deficit	(35,219,164)	(34,474,053)
Total stockholders' equity	381,707	731,442
Total liabilities and stockholders' equity	$462,832	$890,007

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,
	2013	2012

Revenue	$526,706	$242,568

Cost of revenue	127,109	110,204

Gross profit	399,597	132,364

Operating expenses:
Selling, general and administrative	1,027,418	715,083
Research and development	145,557	136,035
Total operating expenses	1,172,975	851,118

Loss from operations	(773,378)	(718,754)

Other income/(expenses):
Note discount amortization	-	(156,953)
Interest expense	-	(671,255)
Other income/(expenses)	28,267	(2,685)
Total other income/(expense)	28,267	(830,893)

Net loss	$(745,111)	$(1,549,647)

Basic net loss
per common share:	$(0.01)	$(0.03)
Basic weighted average
common shares outstanding	52,872,994	52,427,847

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Series A Preferred Stock		Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2011	6,675	$33	52,366,980	$261,833	$30,585,452	$(32,924,406)	$(2,077,088)

Share-based compensation expense	-	-	-	-	69,225	-	69,225
conversion of preferred to common stock	(425)	(2)	2,537	13	(11)	-	-
Bankruptcy plan going effective	-	-	-	-	4,288,952	-	4,288,952
Net loss	-	-	-	-	-	(1,549,647)	(1,549,647)

Balance, October 31, 2012	6,250	$31	52,369,517	$261,846	$34,943,618	$(34,474,053)	$731,442

Share-based compensation expense	-	-	643,950	3,219	435,030	-	438,249
Forgiveness of debt	-	-	(66,504)	(333)	(42,540)	-	(42,873)
Net loss	-	-	-	-	-	(745,111)	(745,111)

Balance, October 31, 2013	6,250	$31	52,946,963	$264,732	$35,336,108	$(35,219,164)	$381,707

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,

	For the year ended October 31
	2013	2012
Cash flows from operating activities:
Net loss	$(745,111)	$(1,549,647)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation and amortization	31,192	36,759
Note discount amortization	-	156,953
Share-based compensation (see below)	415,458	69,225
Negotiated settlements on accounts payable	(42,872)	-
Loss recognized on disposal of equipment	-	296
Noncash interest expense	-	671,655
Changes in operating assets and liabilities:
Accounts receivable	4,740	(10,983)
Inventory	(62,540)	41,076
Prepaid expenses and other assets	(9,108)	7,320
Current liabilities	(54,650)	302,711
Net cash used by operating activities	(462,891)	(274,635)

Cash flows from investing activities:
Purchase of property and equipment	-	(12,736)
Net cash used by investing activities	-	(12,736)

Cash flows from financing activities:
Proceeds received under bankruptcy financing	-	828,552
Repayment of notes payable	-	(24,837)
Net cash provided by financing activities	-	803,715

Net increase (decrease) in cash	(462,891)	516,344
Cash, beginning of the year	561,858	45,514
Cash, end of the year	$98,967	$561,858

Supplemental cash flow information:

Conversion of accrued expenses and accounts payable into notes payable	-	2,093
Transfer from deferred costs to fixed assets	-	783
Previously unrecognized claims cleared through implementation of Bankruptcy plan	-	72,722
Liabilities resolved through implementation of Bankruptcy plan	-	4,216,230
Issuance of stock accrued for in prior year	22,790	-

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

1. Organization of Business and Basis of Presentation

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

The Company is also exploring unique opportunities in select market verticals where its proprietary technology may provide low cost/real time solutions to a growing concern such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances.

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
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of fiscal the years ended October 31, 2013 and 2012 we had no allowance for doubtful accounts.

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis, or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. The changes to obsolescence reserve for the years ended October 31, 2013 and 2012 are as follows:

	Year Ended October 31,
	2013	2012
Balance, beginning of the year	$25,365	$13,493
Inventory obsolescence adjustments	(533)	11,872
Balance, end of the year	$24,832	$25,365

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Depreciation expense was approximately $26,000 and $31,000 for the years ended October 31, 2013 and 2012, respectively.

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
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

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

Patents

The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, which is generally ten years.  Amortization expense relative to patents was approximately $5,000 and $6,000 for fiscal 2013 and 2012, respectively.

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

As of October 31, 2013 and 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for tax years 2007 to 2013. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value Measurements

The carrying amounts of items reflected in current assets and current liabilities, as well as notes payable, approximate their fair value due to the short-term nature of their underlying terms.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

Concentrations

For fiscal 2013 and 2012, our revenues consisted of transactions with 24 and 26 customers, respectively.  In fiscal 2013, approximately 64% of our revenues were derived from our sale to our distributor in Kuwait for ten ValiMed CCT units and 12% was from our ValiMed Maintenance fees. In fiscal 2012, approximately 47% of our revenues were derived from our ValiMed Maintenance fees.

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

3. Inventory

Inventory consisted of the following at October 31, 2013 and 2012:
	2013	2012
Raw materials	$170,444	$115,556
Finished goods	94,620	87,501
Subtotal	265,064	203,057
Obsolescence reserve	(24,832)	(25,365)
Total inventory	$240,232	$177,692

4. Property and Equipment

Property and equipment consisted of the following at October 31, 2013 and 2012:

	2013	2012

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	594,795	594,795
Leased equipment	70,654	70,654
	668,380	668,380
Less: Accumulated depreciation	(630,491)	(604,566)
Property and equipment - net	$37,889	$63,814

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

5. Patents

Patents consisted of the following at October 31, 2013 and 2012:

	2013	2012
Patents	$100,000	$100,000
Less: Accumulated amortization	(48,441)	(43,174)
Patents - net	$51,559	$56,826

Future amortization expense for our patents for the next five fiscal years is as follows:

Five-Year Projected Patent Amortization

Fiscal Years Ending October 31,	Amount
2014	$4,647
2015	4,100
2016	3,618
2017	3,192
2018	2,817

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at October 31, 2013 and 2012:

	2013	2012
Accounts payable	$4,900	$34,133
Accrued compensation	625	57,480
Legal fees	240	11,679
Accrued payable to a distributor	2,375	2,375
	$8,140	$105,667

7. Income Taxes

The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts that would have been computed using statutory rates as follows:

	2013	2012
Federal income taxes at the maximum statutory rate	$253,338	$526,880
State income taxes, net of federal tax effect	34,275	71,284
Permanent differences	11,445	10,898
Increase in valuation allowance	(299,058)	(609,062)
Benefit from income taxes	$-	$-

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

Deferred income taxes consisted of the following as of October 31, 2013 and 2012:
	2013	2012
Stock-based compensation	$526,521	$366,154
Fixed asset basis difference	76,826	76,826
Receivables excluded from income for income
tax reporting purposes	9,099	10,929
Accounts payable and accrued expenses deducted for financial
statement purposes, but not for income tax reporting	3,142	40,787
Net operating loss carryforwards	8,207,282	8,041,108
Deferred tax asset	8,822,870	8,535,804
Valuation allowance	(8,822,870)	(8,535,804)
Total	$-	$-

For income tax purposes, the Company has net operating loss carryforwards of approximately $20.8 million at October 31, 2013 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2023 and 2027.

8. Share-Based Payments

Stock Options and Stock Grants

The Company has a 2002 Stock Incentive Plan, a 2003 Stock Incentive Plan and a 2013 Equity Incentive Plan (the “Plans”) (and the “2013 Plan”). Both the 2002 Plan and the 2003 Plan have terminated and all future equity incentive issuances will be charged to the 2013 Plan. The Plans provide for the issuance of stock options and stock grants.  The 2013 Plan permits the issuance of up to 75,000,000 shares through April 19, 2023. As of October 31, 2013, there are 74,856,050 shares available for grant from the 2013 Plan.

.  During the year ended October 31, 2013, the Company granted stock options for the purchase of 8,350,000 Class A Common Shares with an aggregate grant date fair value of $455,538.  No options were granted during the fiscal year ended October 31, 2012.  We have a practice of issuing new stock to satisfy the exercises of stock options. Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to six years.

During the year ended October 31, 2013, the Company awarded 643,950 restricted shares of Class A Common Shares to its members of its Board of Directors, employees and contractors.  The restricted stock awards vest over six months and have an aggregate grant date fair value of $118,637.  No restricted shares were granted during the fiscal year ended October 31, 2012.  We have a practice of issuing new stock to satisfy restricted stock grants. At October 31, 2013, there were no unrecognized compensation costs related to unvested restricted stock awards, and no unrecognized compensation costs related to unvested stock options.

Stock option activity for fiscal years 2013 and 2012 under the Plan is as follows (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at October 31, 2011	978,000	$0.50	4.67	$250
Options Expired	(67,500)	$0.84
Outstanding at October 31, 2012	910,500	$0.50	4.40	-

Options Granted	8,350,000	$0.05
Options Cancelled/Forfeited	(800,000)	$0.52
Options Expired	(50,500)	$0.50
Outstanding at October 31, 2013	8,410,000	$0.05	4.20	$83,500

Exercisable at October 31, 2013	8,410,000	$0.05	4.20	$83,500

Total compensation expense related to stock awards for employees and consultants was $ 415,458 and $69,225 for the years ended October 31, 2013 and 2012, respectively.

The fair value of restricted stock was estimated using the closing price of our Class A Common Stock on the date of award and fully recognized upon vesting.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model, for options granted in fiscal year 2013, we estimated expected terms as being equal to the life of the grant. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.  No options were issued during fiscal 2012 so those pricing assumptions in the following table are blank.

	For the Year Ended October 31,
	2013	2012

Weighted average grant date fair value	$0.06	$-
Expected volatility	75%	0%
Expected dividends	0%	0%
Expected term (years)	5.00	-
Risk free rate	0.77% - 0.79%	-

Warrants

As a part of the Bankruptcy plan discussed in note 11, all warrants were cancelled on the Plan effective date of October 5, 2012.  Warrants under the plan were issued subsequent to October 31, 2012.  In fiscal year 2013, the Company issued 41,295,142 shares and warrants to purchase 39,685,549 shares under the Plan in settlement of its obligations.  The following summarizes activity for fiscal years 2013 and 2012 for warrants to purchase our common stock (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise	Contractual
	Issuable	Price	Term (Years)

Outstanding and exercisable at October 31, 2011	934,817	$0.80
Expired	(934,817)	$0.80
Outstanding at October 31, 2012	-	$-
Issued	40,185,549	$0.19	4.11
Outstanding and exercisable at October 31, 2013	40,185,549	$0.19	4.11

9. Notes Payable

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

On October 5, 2012, the Company’s Bankruptcy plan became effective.  As a result of this all notes payable were satisfied through the issuance of stock and warrants.

10. Stockholders’ Equity

During the three months ended January 31, 2012 a shareholder converted 425 shares of Preferred Stock Series A into 25,374 shares of Class A common stock.

The financial statements for the fiscal year ended October 31, 2012 reflect the impact of Company’s Bankruptcy Plan going “effective” on October 5, 2012. As a part of the Plan, the Company underwent a 1 for 10 reverse stock split of its common stock. Additionally, as a part of the Plan approximately $3.5 million in liabilities, $116,000 of administrative financing and $700,000 were be resolved with the issuance of approximately 43 million shares of Series A common stock and warrants for approximately 43 million shares of Series A common stock.

Due to administrative delays, the stock and warrants issued under the Plan were being issued after October 31, 2012.  In fiscal year 2013, the Company issued 41,295,142 shares and warrants to purchase 39,685,549 shares under the Plan in settlement of its obligations.

11. Bankruptcy

On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”) as prepared by CDEX' attorney, Eric Slocum Sparks.  The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.   The following outlines the resolution of the claims to the Company under the Plan.  In fiscal year 2013, the Company issued 41,295,142 shares and warrants to purchase 39,685,549 shares under the Plan in settlement of its obligations.

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
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

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
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

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
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

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

Four debt holders, representing liabilities of $42,872, opted out of receiving stock and warrants under the bankruptcy plan.

12. Commitments and Contingencies

Operating Leases

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2013 is approximately $1,500. Total rent expense was approximately $21,000 and $19,000 for the years ended October 31, 2013 and 2012, respectively.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

13. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for fiscal 2013 and 2012:

	Fiscal Year Ended October 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$39,732	$389,232	$30,574	$67,168
Gross profit	23,184	336,079	4,819	35,515
Income (loss) from operations	(559,666)	92,219	(175,768)	(130,163)
Net income (loss)	(561,616)	122,104	(175,436)	(130,163)
Basic and diluted net
loss per common share	(0.01)	0.002	(0.003)	(0.002)
Basic and diluted weighted
average common
shares outstanding	52,686,021	52,924,937	52,934,055	52,946,963

	Fiscal Year Ended October 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$63,665	$70,164	$62,040	$46,699
Gross profit	31,226	45,349	33,093	22,696
Loss from operations	(177,946)	(149,314)	(123,704)	(267,790)
Net loss	(382,277)	(769,969)	(125,380)	(272,021)
Basic and diluted net
loss per common share	(0.01)	(0.01)	(0.002)	(0.01)
Basic and diluted weighted
average common
shares outstanding	52,426,554	52,427,822	52,427,822	52,429,189

14. Going Concern

The Company has incurred losses since its inception of approximately $35.0 million and has had limited product sales from its inception through fiscal 2013. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012
15. Subsequent Events

The Company’s management has evaluated subsequent events occurring after October 31, 2013, the date of our most recent balance sheet, through the date our financial statements were issued.