Form 10-Q
period 2014-01-31
CDEX INC
filed 2014-03-14
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2014

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

On March 8, 2014, 53,223,458 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS
	January 31, 2014	October 31. 2013
	Unaudited
Assets
Current assets
Cash	$62,438	$98,967
Accounts receivable	13,265	23,573
Inventory - net	225,088	240,232
Prepaid expenses and deposits	7,857	9,108
Total current assets	308,648	371,880
Property and equipment, net	43,517	37,889
Patents, net	50,398	51,559
Other assets	1,504	1,504
Total assets	$404,067	$462,832

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$68,595	$8,140
Deferred revenue - current	69,200	72,985
Total current liabilities	137,795	81,125
Total liabilities	137,795	81,125
Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
January 31, 2014 and at October 31, 2013	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 52,946,963 outstanding at January 31,
2014 and October 31, 2013	264,732	264,732
Additional paid in capital	35,336,108	35,336,108
Accumulated (deficit)	(35,334,599)	(35,219,164)
Total stockholders' equity	266,272	381,707
Total liabilities and stockholders' equity	$404,067	$462,832

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	January 31
	2014	2013

Revenue	$76,007	$39,732

Cost of revenue	19,665	16,548

Gross profit	56,342	23,184

Operating Expenses
Selling, general and administrative	122,027	547,126
Research and development	56,555	35,724
Total operating expenses	178,582	582,850

Loss from operations	(122,240)	(559,666)

Other income (expense)
Other income (expense)	6,805	(1,950)
Total other income (expense)	6,805	(1,950)

Net loss	$(115,435)	$(561,616)

Basic net loss
per common share:	$(0.002)	$(0.01)

Basic weighted average
common shares outstanding	52,946,963	52,686,021

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	January 31
	2014	2013
Cash Flows from Operating Activities
Net loss	$(115,435)	$(561,616)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	5,745	7,810
Share-based compensation	-	342,125
Changes in operating assets and liabilities
Accounts receivable	10,308	12,340
Inventory	15,144	(72,230)
Deferred costs and other assets	1,251	(2,000)
Current liabilities	56,670	151,388
Net cash used by operating activities	(26,317)	(122,183)

Cash Flows from Investing Activities
Purchase of equipment	(10,212)	-
Net cash used by investing activities	(10,212)	-

Cash Flows from Financing Activities
Net cash used by financing activities	-	-

Net (decrease) in cash	(36,529)	(122,183)

Cash, beginning of the period	98,967	561,858

Cash, end of the period	$62,438	$439,675

Supplemental Cash Flow Information

The accompanying notes are an integral part of these financial statements.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX Inc. as of January 31, 2014.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended January 31, 2014, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of January 31, 2014, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2014, we had approximately $62,000 in cash provided primarily through the revenues from our clients.

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

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

2.           Inventory - Net

Our inventories consisted of the following:

	January 31, 2014	October 31, 2013

Raw materials	$192,524	$170,444
Finished goods	56,367	94,620
Subtotal	248,891	265,064
Obsolescence reserve	(23,803)	(24,832)
Total inventory	$225,088	$240,232

3            Property and equipment, net

Our property and equipment consisted of the following:

	January 31, 2014	October 31, 2013

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	605,007	594,795
Leased equipment	70,654	70,654
Total	678,592	668,380

Less accumulated depreciation	(635,075)	(630,491)

Net property and equipment	$43,517	$37,889

4            Patents, net

Our patents consisted of the following:

	January 31, 2014	October 31, 2013

Patents	$100,000	$100,000

Less accumulated amortization	(49,602)	(48,441)

Net patents	$50,398	$51,559

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

5            Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2014	October 31, 2013
Legal fees	$2,250	$240
Accrued compensation	21,492	625
Accounts payable	42,478	4,900
Accrued payable to a distributor	2,375	2,375

	$68,595	$8,140

6.            Share-Based Compensation

For the three months ended January 31, 2014, there was no share-based compensation expense.  For the three months ended January 31, 2013, share-based compensation expense was approximately $342,000, of which approximately $223,000 was attributable to options, $82,000 was attributable to warrants granted for services and $37,000 was attributable to restricted stock grants issued for services.

During the three months ended January 31, 2014, there was no option or stock grant activity.  During the three months ended January 31, 2013, 8,350,000 options were granted and 800,000 options were forfeited. During the period, options to purchase 8,000,000 shares of Series A common stock were granted to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.05 a share exercisable for five years from the date of issuance and Mr. Brumfield forfeited the existing 800,000 options granted under his employment agreement. Additionally, options to purchase 150,000 and 200,000 shares of Series A common stock were, respectively, granted to Mr. Stevenson, a director of the Company and to Mr. McCommon, the Company’s CFO. These options have an exercise price of $0.05 a share and are exercisable for five years from the date of issuance .

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table.  Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the three months ended January 31,
	2014	2013
Weighted average grant date fair value	$0.00	$0.06
Expected volatility	0%	75%
Expected dividends	0%	0%
Expected term (years)	-	5
Risk free rate	-	0.77% - 0.79%

As of January 31, 2014, there were no unrecognized compensation costs related to unvested restricted stock grants.

7.            Stockholders' Equity

On September 4, 2012, the United States Bankruptcy Court for the District of Arizona, Judge James Marlar, signed the Order Confirming CDEX' Chapter 11 Plan of Reorganization (“Plan”). The effect of the Order is to create a new contract between CDEX and its creditors as set forth in the Plan.

As part of the Plan, CDEX implemented a 1 for 10 Reverse Stock Split of the Old CDEX Common Stock, such that each 10 shares were, following the Reverse Stock Split (and subject to adjustment for fractional entitlements),  consolidated into one (1) share of New Common Stock. The aggregate fractional share interests of each holder of Old CDEX Common Stock were rounded up to the nearest whole number. The financial statements reflect the reverse stock split as if it occurred retroactively.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

During the three months ended January 31, 2014, there was no stock activity.  In the three months ended January 31, 2013, as a part of its bankruptcy Plan, the Company issued approximately 37.4 million shares of our Series A common stock and warrants to purchase 33.9 million shares of Series A common stock.  Also, in the three months ended January 31, 2013, as compensation for his efforts as the Company’s Medical Director, the Company issued Jason B. Terrell, 500,000 shares of its Series A common stock and a warrant to purchase 500,000 shares of Series A common stock for $0.10 a share effective for five years.

In February 2014, we issued 92,165 shares to each of our independent Directors under the CDEX Inc. Board Compensation Plan.

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

9. Subsequent Events

The Company’s management has evaluated subsequent events occurring after January 31, 2014, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

CDEX creates reference signatures of substances of interest, such as selected narcotics, explosive compounds and medicines.  CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest in the database.

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

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2013, which continued through the three months ended January 31, 2014, was the continued development and enhancement of our ValiMed G4 system (“VG4”) for use in the pharmaceutical market and sales of our ID2 product for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013:

	2014	2013

Revenue	$76,007	$39,732
Cost of revenue	19,665	16,548
Selling, general and administrative	122,027	547,126
Research and development	56,555	35,724
Other income (expense)	6,805	(1,950)

Net income (loss)	$(115,435)	$(561,616)

REVENUE

Revenue was approximately $76,000 and $40,000 during the three months ended January 31, 2014 and 2013, respectively. The increase in revenue of approximately $36,000 resulted primarily from a client opting out of their supply contract in the first quarter of 2014 and electing to pay the contracted exit fee.

COST OF REVENUE

Cost of revenue was approximately $20,000 and $17,000 during the three months ended January 31, 2014 and 2013, respectively, a decrease of approximately $3,000. The gross margin percentage increased from approximately 58% to 74% primarily because the revenues recognized carry lower costs to maintain.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $110,000 during the three months ended January 31, 2014, compared with $547,000 during the three months ended January 31, 2013. The decrease of approximately $437,000 resulted primarily from the decrease in non-cash share-based expense and employee compensation of $342,000, a decrease in compensation of $57,000, a decrease in professional and consulting expenses of $12,000 and a decrease in marketing and travel of $8,000, offset by of an increase in allowance for doubtful accounts of $6,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $57,000 during the three months ended January 31, 2014, compared with $36,000 during the three months ended January 31, 2013, an increase of approximately $21,000 which is primarily attributable to increases in R&D compensation of $8,000, R&D Travel of $8,000 and R&D material of $5,000.

OTHER INCOME (EXPENSE)

Other income (net) for the three months ended January 31, 2014 was approximately $7,000 compared to ($2,000) other expense (net) for the three months ended January 31, 2013.  The net change of approximately $9,000 reflects primarily the refund of approximately $7,000 of excess fees paid to the United States Bankruptcy Trustee.

NET INCOME (LOSS)

The net loss was approximately $115,000 during the three months ended January 31, 2014, compared with a net loss of $562,000 during the three months ended January 31, 2013, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of January 31, 2014, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2014, we had approximately $62,000 in cash.

We had a net decrease in cash of approximately $36,000 during the three months ended January 31, 2014 from the use of cash in operating and investing activities. This amount is comprised primarily of our net loss of approximately $115,000, purchase of equipment of 10,000 offset by an increase in our current liabilities of $57,000, a decrease in inventory of $15,000, a reduction of our accounts receivable of $10,000 and depreciation and amortization of $6,000.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2014, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2014.

CDEX INC.

By:	/s/ Jeff Brumfield
Jeff Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance