Form 10-Q
period 2014-04-30
CDEX INC
filed 2014-06-16
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2014

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

On June 11, 2014, 63,223,458 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	April 30, 2014	October 31. 2013
	Unaudited
Assets
Current assets
Cash	$117,883	$98,967
Accounts receivable	16,225	23,573
Inventory - net	231,950	240,232
Prepaid expenses and deposits	6,606	9,108
Total current assets	372,664	371,880
Property and equipment, net	38,933	37,889
Patents, net	49,236	51,559
Other assets	1,399	1,504
Total assets	$462,232	$462,832

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$121,181	$8,140
Deferred revenue - current	69,326	72,985
Total current liabilities	190,507	81,125
Total liabilities	190,507	81,125

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
April 30, 2014 and at October 31, 2013	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 60,223,458 outstanding at April 30,
2014 and 52,946,963 outstanding at October 31, 2013	301,115	264,732
Additional paid in capital	35,448,505	35,336,108
Accumulated (deficit)	(35,477,926)	(35,219,164)
Total stockholders' equity	271,725	381,707
Total liabilities and stockholders' equity	$462,232	$462,832

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	April 30
	2014	2013

Revenue	$50,277	$389,232

Cost of revenue	6,239	53,153

Gross profit	44,038	336,079

Operating Expenses
Selling, general and administrative	152,769	220,039
Research and development	34,596	23,821
Total operating expenses	187,365	243,860

Income loss from operations	(143,327)	92,219

Other income (expense)
Other income (expense)	-	29,885
Total other income (expense)	-	29,885

Net income (loss)	$(143,327)	$122,104

Basic net income (loss)
per common share:	$(0.003)	$0.002

Basic weighted average
common shares outstanding	54,344,042	50,982,596

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended
	April 30
	2014	2013

Revenue	$126,284	$428,964

Cost of revenue	25,904	69,701

Gross profit	100,380	359,263

Operating Expenses
Selling, general and administrative	274,796	767,165
Research and development	91,151	59,545
Total operating expenses	365,947	826,710

Loss from operations	(265,567)	(467,447)

Other income (expense)
Other income (expense)	6,805	27,935
Total other income (expense)	6,805	27,935

Net loss	$(258,762)	$(439,512)

Basic net loss
per common share:	$(0.005)	$(0.01)

Basic weighted average
common shares outstanding	53,645,503	45,403,538

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	April 30
	2014	2013
Cash Flows from Operating Activities
Net loss	$(258,762)	$(439,512)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	11,491	15,621
Share-based compensation	8,780	397,125
Gain recognized on forgiveness of debt	-	(42,539)
Changes in operating assets and liabilities
Accounts receivable	7,348	11,835
Inventory	8,282	(61,215)
Deferred costs and other assets	2,607	-
Current liabilities	109,382	(40,321)
Net cash used by operating activities	(110,872)	(159,006)

Cash Flows from Investing Activities
Purchase of equipment	(10,212)	-
Net cash used by investing activities	(10,212)	-

Cash Flows from Financing Activities
Proceeds from warrant exchange offer	140,000	-
Net cash provided by financing activities	140,000	-

Net increase (decrease) in cash	18,916	(159,006)

Cash, beginning of the period	98,967	561,858

Cash, end of the period	$117,883	$402,852

The accompanying notes are an integral part of these financial statements.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX Inc. as of April 30, 2014.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six month periods ended April 30, 2014, may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

The accompanying unaudited financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Recent Developments

We have experienced net losses since our inception and, as of April 30, 2014, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2014, we had approximately $118,000 in cash provided primarily through proceeds from our Warrant Exchange Offer where we offered to all Warrant holders with an exercise price of $0.10 per share an opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

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

2.            Inventory - Net

Our inventories consisted of the following:

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

	April 30, 2014	October 31, 2013

Raw materials	$200,020	$170,444
Finished goods	56,368	94,620
Subtotal	256,388	265,064
Obsolescence reserve	(24,438)	(24,832)

Total inventory	$231,950	$240,232

3             Property and equipment, net

Our property and equipment consisted of the following:

	April 30, 2014	October 31, 2013

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	605,007	594,795
Leased equipment	70,654	70,654

Total	678,592	668,380

Less accumulated depreciation	(639,659)	(630,491)

Net property and equipment	$38,933	$37,889

4             Patents, net

Our patents consisted of the following:

	April 30, 2014	October 31, 2013

Patents	$100,000	$100,000

Less accumulated amortization	(50,764)	(48,441)

Net patents	$49,236	$51,559

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

5             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2014	October 31, 2013
Legal fees	$4,648	$240
Accrued compensation	72,998	625
Accounts payable	41,160	4,900
Accrued payable to a distributor	2,375	2,375

	$121,181	$8,140

6.            Share-Based Compensation

For the three and six months ended April 30, 2014, share-based compensation expense was approximately $9,000, primarily attributable to restricted stock grants issued to our independent Directors under the CDEX Inc. Board Compensation Plan.

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

During the six months ended April 30, 2014, 15,000 options were forfeited and approximately 276,000 shares of restricted stock were issued.

During the three months ended April 30, 2013, 8,350,000 options were granted and 800,000 options were forfeited. During the period, options to purchase 8,000,000 shares of Series A common stock were granted to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.05 a share exercisable for five years from the date of issuance and Mr. Brumfield forfeited the existing 800,000 options granted under his employment agreement. Additionally, options to purchase 150,000 and 200,000 shares of Series A common stock were, respectively, granted to Mr. Stevenson, a director of the Company and to Mr. McCommon, the Company’s CFO. These options have an exercise price of $0.05 a share and are exercisable for five years from the date of issuance.

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

As of April 30, 2014, there were no unrecognized compensation costs related to unvested restricted stock grants.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

7.            Stockholders' Equity

In February 2014, we issued 92,165 shares to each of our independent Directors under the CDEX Inc. Board Compensation Plan.  In April 2014, we issued 7,000,000 shares of common stock and 3,500,000 warrants to purchase common stock from our Warrant Exchange Offer where we offered to all Warrant holders with an exercise price of $0.10 per share the opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a 5-year warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

During the three months ended January 31, 2014, there was no stock activity.  In the three months ended January 31, 2013, as a part of its Plan of Reorganization, the Company issued approximately 37.4 million shares of our Series A common stock and warrants to purchase 33.9 million shares of Series A common stock.  Also, in the three months ended January 31, 2013, as compensation for his efforts as the Company’s Medical Director, the Company issued Jason B. Terrell, 500,000 shares of its Series A common stock and a warrant to purchase 500,000 shares of Series A common stock for $0.10 a share effective for five years.

In the three months ended April 30, 2013, as a part of its Plan of Reorganization, the Company issued approximately 3.9 million shares of our Series A common stock and warrants to purchase 6.3 million shares of Series A common stock. As a part of this issuance under the Plan of Reorganization, approximately 1.8 million warrants were issued to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.10 a share exercisable for five years from the date of issuance.

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

9. Subsequent Events

The Company’s management has evaluated subsequent events occurring after April 30, 2014, the date of our most recent balance sheet, through the date our financial statements were issued.  In May 2014, we issued 3,000,000 shares of common stock and 1,500,000 warrants to purchase common stock from our Warrant Exchange Offer where we offered to all Warrant holder with an exercise price of $0.10 per share to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a 5-year warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

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

Products

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2013, which continued through the three months ended April 30, 2014, was the continued development and enhancement of our ValiMed G4 system (“VG4”) for use in the pharmaceutical market and sales of our ID2 product for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013:

	2014	2013

Revenue	$50,277	$389,232
Cost of revenue	6,239	53,153
Selling, general and administrative	152,769	220,039
Research and development	34,596	23,821
Other income (expense)	-	29,885

Net income (loss)	$(143,327)	$122,104

REVENUE

Revenue was approximately $50,000 and $389,000 during the three months ended April 30, 2014 and 2013, respectively. The decrease in revenue of approximately $339,000 resulted primarily from the sale in the three months ended April 30, 2013 of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait.

COST OF REVENUE

Cost of revenue was approximately $6,000 and $53,000 during the three months ended April 30, 2014 and 2013, respectively, a decrease of approximately $47,000. The gross margin percentage increased from approximately 86% to 88%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $153,000 during the three months ended April 30, 2014, compared with $220,000 during the three months ended April 30, 2013. The decrease of approximately $67,000 resulted primarily from the decrease in non-cash share-based expense and employee compensation of $27,000, a decrease in professional and consulting expenses of $22,000, a decrease in general expenses of $10,000 including dues and subscriptions, depreciation, insurance and supplies expense, and a decrease in marketing and travel of $8,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $35,000 during the three months ended April 30, 2014, compared with $24,000 during the three months ended April 30, 2013, an increase of approximately $11,000 which is primarily attributable to increases in R&D material of $14,000 partially offset by a reduction in R&D compensation of $3,000.

OTHER INCOME (EXPENSE)

Other income (net) for the three months ended April 30, 2014 was approximately $-0- compared to $29,000 other income (net) for the three months ended April 30, 2013.  The net change of approximately $29,000 reflects primarily the recognition in 2013 of the approximately $43,000 of forgiveness of debt from those creditors opting out of our Plan of Reorganization, which was offset by approximately $13,000 in fees paid to the United States Bankruptcy Trustee.

NET INCOME (LOSS)

The net loss was approximately $143,000 during the three months ended April 30, 2014, compared with a net income of $122,000 during the three months ended April 30, 2013, due to the foregoing factors.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013:

	2014	2013

Revenue	$126,284	$428,964
Cost of revenue	25,904	69,701
Selling, general and administrative	274,796	767,165
Research and development	91,151	59,545
Other income (expense)	6,805	27,935

Net (loss)	$(258,762)	$(439,512)

REVENUE

Revenue was approximately $126,000 and $429,000 during the six months ended April 30, 2014 and 2013, respectively. The decrease in revenue of approximately $303,000 resulted primarily from the sale in the six months ended April 30, 2013 of Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait offset by revenue from a client opting out of their supply contract in 2014 and electing to pay the contracted exit fee.

COST OF REVENUE

Cost of revenue was approximately $26,000 and $70,000 during the six months ended April 30, 2014 and 2013, respectively, a decrease of approximately $44,000. The gross margin percentage decreased from approximately 84% to 79%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $275,000 during the six months ended April 30, 2014, compared with $767,000 during the six months ended April 30, 2013. The decrease of approximately $492,000 resulted primarily from the decrease in non-cash share-based expense and employee compensation of $426,000, a decrease in professional and consulting expenses of $34,000, a decrease in marketing and travel of $16,000 and decreases in insurance premiums of $10,000, depreciation of $3,000 and shipping and supplies of $6,000, offset by of an increase in allowance for doubtful accounts of $6,000.

RESEARCH AND DEVELOPMENT

Research and development (R&D) costs were approximately $91,000 during the six months ended April 30, 2014, compared with $60,000 during the six months ended April 30, 2013, an increase of approximately $32,000 which is primarily attributable to increases in R&D material of $19,000, R&D Travel of $8,000 and R&D compensation of $5,000.

OTHER INCOME (EXPENSE)

Other income (net) for the six months ended April 30, 2014 was approximately $7,000 compared to $28,000 for the six months ended April 30, 2013.  The net change of approximately $21,000 reflects primarily the recognition in 2013 of the approximately $43,000 of forgiveness of debt income from those creditors opting out of our Plan of Reorganization and the refund in 2014 of approximately $7,000 of excess fees paid to the United States Bankruptcy Trustee, which was offset by approximately $15,000 in fees paid to the United States Bankruptcy Trustee in 2013.

NET (LOSS)

The net loss was approximately $259,000 during the six months ended April 30, 2014, compared with a net loss of $440,000 during the six months ended April 30, 2013, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of April 30, 2014, had an accumulated deficit of approximately $35 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2014, we had approximately $118,000 in cash.

We had a net increase in cash of approximately $19,000 during the six months ended April 30, 2014 from the cash provided from our financing activities offset by the use of cash in operating and investing activities. This amount is comprised primarily of our net loss of approximately $259,000 offset by an increase in our current liabilities of $109,000, depreciation and amortization of $11,000, share based compensation of $9,000 a decrease in inventory of $8,000, a reduction of our accounts receivable of $7,000 and purchase of equipment of $10,000 offset by $140,000 from the proceeds from the warrant exchange offer.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2014, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, we issued 7,000,000 shares of common stock and 3,500,000 warrants to purchase common stock from our Warrant Exchange Offer where we offered to all Warrant holders with an exercise price of $0.10 per share the opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a 5-year warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

ITEM 5. Other Information

(a)	Not Applicable

(b)	The Company has not adopted formal procedures for the nomination by stockholders of candidates to serve on its Board of Directors.

ITEM 6.  Exhibits

4.1	Form of Warrant for Exchange.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2014.

CDEX INC.

By:	/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance