Form 10-Q
period 2014-07-31
CDEX INC
filed 2014-09-11
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of September 9, 2014, 66,252,958 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	July 31, 2014	October 31. 2013
	Unaudited
Assets
Current assets
Cash	$44,751	$98,967
Accounts receivable	11,335	23,573
Inventory - net	220,341	240,232
Prepaid expenses and deposits	5,355	9,108
Total current assets	281,782	371,880
Property and equipment, net	34,349	37,889
Patents, net	48,074	51,559
Other assets	1,399	1,504
Total assets	$365,604	$462,832

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$56,532	$8,140
Deferred revenue - current	67,900	72,985
Total current liabilities	124,432	81,125
Total liabilities	124,432	81,125

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share, 350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share, 150,000 shares authorized and 6,250 outstanding at July 31, 2014 and at October 31, 2013	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 64,973,458 outstanding at July 31, 2014 and 52,946,963 outstanding at October 31, 2013	324,865	264,732
Additional paid in capital	35,519,755	35,336,108
Accumulated (deficit)	(35,603,479)	(35,219,164)
Total stockholders' equity	241,172	381,707
Total liabilities and stockholders' equity	$365,604	$462,832

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	July 31
	2014	2013

Revenue	$27,207	$30,574

Cost of revenue	7,522	25,755

Gross profit	19,685	4,819

Operating Expenses
Selling, general and administrative	100,918	145,045
Research and development	44,320	35,542
Total operating expenses	145,238	180,587

Loss from operations	(125,553)	(175,768)

Other income
Other income	-	332
Total other income	-	332

Net loss	$(125,553)	$(175,436)

Basic net loss per common share:	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	63,265,125	52,922,971

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended
	July 31
	2014	2013

Revenue	$153,491	$459,538

Cost of revenue	33,426	95,456

Gross profit	120,065	364,082

Operating Expenses
Selling, general and administrative	375,714	912,210
Research and development	135,471	95,087
Total operating expenses	511,185	1,007,297

Loss from operations	(391,120)	(643,215)

Other income
Other income	6,805	28,267
Total other income	6,805	28,267

Net loss	$(384,315)	$(614,948)

Basic net loss per common share:	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	56,852,043	47,910,016

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	July 31
	2014	2013
Cash Flows from Operating Activities
Net loss	$(384,315)	$(614,948)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation and amortization	17,237	23,432
Share-based compensation	8,780	415,458
Gain recognized on forgiveness of debt	-	(42,872)
Changes in operating assets and liabilities
Accounts receivable	12,238	7,645
Inventory	19,891	(58,400)
Deferred costs and other assets	3,858	(4,938)
Current liabilities	43,307	(36,359)
Net cash used by operating activities	(279,004)	(310,982)

Cash Flows from Investing Activities
Purchase of equipment	(10,212)	-
Net cash used by investing activities	(10,212)	-

Cash Flows from Financing Activities
Proceeds from warrant exchange offer	235,000	-
Net cash provided by financing activities	235,000	-

Net decrease in cash	(54,216)	(310,982)

Cash, beginning of the period	98,967	561,858

Cash, end of the period	$44,751	$250,876

Supplemental Cash Flow Information

Issuance of previously accrued common stock	$-	$22,790

The accompanying notes are an integral part of these financial statements.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX Inc. as of July 31, 2014.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended July 31, 2014 may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of July 31, 2014, had an accumulated deficit of approximately $36 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMedTM G4 drug validation systems.  As of July 31, 2014, we had approximately $45,000 in cash provided primarily through proceeds from our Warrant Exchange Offer, where we offered to all Warrant holders with an exercise price of $0.10 per share an opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

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

2.           Inventory - Net

Our inventories consisted of the following:

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

	July 31, 2014	October 31, 2013

Raw materials	$174,461	$170,444
Finished goods	70,318	94,620
Subtotal	244,779	265,064
Obsolescence reserve	(24,438)	(24,832)
Total inventory	$220,341	$240,232

3           Property and equipment, net

Our property and equipment consisted of the following:

	July 31, 2014	October 31, 2013

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	605,007	594,795
Leased equipment	70,654	70,654

Total	678,592	668,380

Less accumulated depreciation	(644,243)	(630,491)

Net property and equipment	$34,349	$37,889

4           Patents, net

Our patents consisted of the following:

	July 31, 2014	October 31, 2013

Patents	$100,000	$100,000

Less accumulated amortization	(51,926)	(48,441)

Net patents	$48,074	$51,559

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

5           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 31, 2014	October 31, 2013
Legal fees	$4,648	$240
Accrued compensation	18,119	625
Accounts payable	31,390	4,900
Accrued payable to a distributor	2,375	2,375

	$56,532	$8,140

6.           Share-Based Compensation

For the three months ended July 31, 2014, share-based compensation expense was approximately $-0-.  For the nine months ended July 31, 2014, share-based compensation expense was approximately $9,000, which was primarily attributable to restricted stock grants issued to our independent Directors under the CDEX Inc. Board Compensation Plan.

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

During the nine months ended July 31, 2014, 15,000 options were forfeited and approximately 276,000 shares of restricted stock were issued.

During the nine months ended July 31, 2013, 8,350,000 options were granted and 800,000 options were forfeited. During the period, options to purchase 8,000,000 shares of Class A common stock were granted to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.05 a share exercisable for five years from the date of issuance and Mr. Brumfield forfeited the existing 800,000 options granted under his employment agreement. Additionally, options to purchase 150,000 and 200,000 shares of Class A common stock were, respectively, granted to Mr. Stevenson, a director of the Company and to Mr. McCommon, the Company’s CFO. These options have an exercise price of $0.05 a share and are exercisable for five years from the date of issuance.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model applying the assumptions in the following table.  No options were granted for the nine months ended July 31, 2014. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the nine months ended July 31,
	2014	2013
Weighted average grant date fair value	$0.00	$0.06
Expected volatility	0%	75%
Expected dividends	0%	0%
Expected term (years)	-	5
Risk free rate	-	0.77% - 0.79%

As of July 31, 2014, there were no unrecognized compensation costs related to unvested restricted stock grants.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
July 31, 2014
(Unaudited)

7.          Stockholders' Equity

During the three months ended January 31, 2014, there was no stock activity.  In February 2014, we issued 92,165 shares to each of our independent Directors under the CDEX Inc. Board Compensation Plan.  In the months April through July 2014, we issued 11,750,000 shares of common stock and 5,875,000 warrants to purchase common stock and cancelled 11,750,000 warrants to purchase common stock from our Warrant Exchange Offer where we offered to all warrant holders with an exercise price of $0.10 per share the opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a 5-year warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

In the three months ended January 31, 2013, as a part of its Plan of Reorganization, the Company issued approximately 37.4 million shares of our Class A common stock and warrants to purchase 33.9 million shares of Class A common stock.  Also, in the three months ended January 31, 2013, as compensation for his efforts as the Company’s Medical Director, the Company issued Jason B. Terrell, 500,000 shares of its Class A common stock and a warrant to purchase 500,000 shares of Class A common stock for $0.10 a share effective for five years.

In the three months ended April 30, 2013, as a part of its Plan of Reorganization, the Company issued approximately 3.9 million shares of our Class A common stock and warrants to purchase 6.3 million shares of Class A common stock. As a part of this issuance under the Plan of Reorganization, approximately 1.8 million warrants were issued to Mr. Brumfield, the Company’s CEO, with an exercise price of $0.10 a share exercisable for five years from the date of issuance.

In the three months ended July 31, 2013, the Company issued approximately 144,000 shares of our Class A common stock that had been approved and accrued for prior to the finalization of the Bankruptcy Plan.  Additionally, approximately 67,000 shares were returned to the authorized and available shares because a creditor under the Bankruptcy Plan opted out of the Plan.

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

9. Subsequent Events

The Company’s management has evaluated subsequent events occurring after July 31, 2014, the date of our most recent balance sheet, through the date our financial statements were issued.  In August 2014, we issued 387,500 shares of common stock as consultant compensation and we received a $62,900 deposit to participate in our Warrant Exchange Offer and our Original Issuance Exchange Offer.  In September 2014, we issued 585,000 shares of common stock and 292,500 warrants to purchase common stock from our Warrant Exchange Offer where we offered to all Warrant holders with an exercise price of $0.10 per share to exercise their warrants for $0.02 per share in exchange for the number of shares of common stock issuable under the warrant and a 5-year warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 per share.  Also in September 2014 we issued 307,000 shares of common stock and 153,500 warrants to purchase common stock from our Original Issuance Exchange Offer where we offered to issue Class A common stock for $0.02 per share along with a 5-year warrant for half the number of shares of common stock issued with an exercise price of $0.15 per share.

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

OVERVIEW

CDEX Inc. (“CDEX,” “we,” “us,” “our” or the “Company”) is a technology development company incorporated in the State of Nevada on July 6, 2001 with a corporate office and research and development facility in Tucson, Arizona.  Our Class A common stock is currently being traded on the OTCQB under the symbol "CDEX."

Our Company is widely recognized as a global leader in Enhanced Photoemission Spectroscopy.  We have pioneered proprietary, patented technology that has been applied to create and bring to market two in-demand, proprietary product lines:  ValiMed™ for the healthcare industry and ID2™ for the security industry.

Key competitive differentiators of CDEX’s solutions include:

•	Powerful, real-time chemical detection and medication validation capabilities.

•	Highly reliable and accurate measurements.

•	Lower in cost to customers when compared to competing or alternative technologies.

•	Reduces potential errors in human interpretation.

•
CDEX has created an extensive and very valuable library of reference signatures (200+ for current CCT Model) and an ever expanding signature library for the ValiMed G4 of substances of interest, such as selected narcotics and high risk liquid compounded admixtures. Proprietary software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest. The CDEX advantage is that substances of interest are tested at the base levels and their signatures are compared to the known signatures of the substance of interest.  This provides rapid validation and authentication that the substance is genuine.

•
Our technology is not centered on packaging schemes such as holograms, inks, ingredient taggants or Radio Frequency Identification (RFID) tags, all of which can be defeated by determined counterfeiters.

•	Our technology can be adapted to other products and markets, including identifying counterfeit drugs, protecting brands and identifying explosives’ signatures, among others.

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

Our Technology.

Our research and development efforts have centered on, but are not limited to, the use of excitation energy sources and patented/patents pending processing technology for substance verification, authentication and identification. When certain substances are exposed to excitation energy, the substances produce photons at specific wavelengths that form unique spectral fingerprints, which can be used as signatures to validate and authenticate the substances.

CDEX creates reference signatures of substances of interest, such as select narcotics, explosive compounds and medicines.  CDEX software validates a substance of interest by comparing its signature against the known reference signature of the substance of interest in the database.

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

Products.

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2013, which continued through the three months ended July 31, 2014, was the continued development and enhancement of our ValiMed G4 system (“VG4”) for use in the pharmaceutical market and sales of our ID2 product for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

Healthcare Market.

Our ValiMed Medication Validation System (“MVS”) product line – consists of two products: our third generation ValiMed system, marketed as ValiMed CCT (“CCT”)and the ValiMed G4 (“VG4”).  Both ValiMed systems help healthcare providers ensure patient safety and control costs by reducing medication errors and mitigating drug diversion, utilizing our patented and patent pending process known as Enhanced Photoemission Spectroscopy.

The VG4 system uses a patented detection process providing a real time (within seconds), quantitative (strength/concentration) and qualitative (identification of known) analysis of high-risk single component compounded medications and treatment solutions. The CCT system, which is operating in numerous hospital settings around the country, provides the healthcare industry with the ability to verify a known substance, specifically a known drug with a known strength/concentration, in a known diluent. The CCT system also utilizes our proprietary cuvettes in the process.  Both devices help healthcare facilities comply with Joint Commission on Accreditation of Healthcare Organizations compliance requirements and United States Pharmacopeia's General Chapter 797 Pharmaceutical Compounding—Sterile Preparations (“USP 797”) guidelines for compounding sterile preparations.  Both systems also provide a recurring revenue stream and address three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications; (ii) harmful counterfeit medications and (iii) diversion of hospital narcotics.

In the near future, we expect the VG4 product line to address multi component compounded admixtures, such as total parenteral nutrition. We expect to add oncology drugs to our formulary in 2016 as well.  One of the most significant improvements with the VG4 is the capability to analyze through most containers that are currently being used in pharmaceutical settings.  This provides our end users with a more streamlined application, with less labor and without compromising the sterility of the compounded admixtures.

Security Market.

Our ID2 product line – provides solutions for real time (within seconds) detection of specified illegal drugs. This product line currently comprises two devices, both which are hand-held models that detect methamphetamine. The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection industries, by housing authorities, the hotel industry and in our nation’s prisons and correctional facilities.  The Pocket ID2 is a pocket-sized hand-held device that currently detects visible and prosecutable quantities of methamphetamine.  We expect to expand our detection capabilities to include other drugs such as cocaine, heroin, OxyContin and Ecstasy in the near future.

We continue to explore opportunities to apply the ID2 technology to a table top device that will be portable and able to detect trace amounts of specified illegal drugs and explosives in real-time.  Our ID2 products have applications in all areas of law enforcement, including local police and sheriff departments, U.S. border patrol, port authorities, TSA, FBI, U.S. Military, and other agencies engaged in counternarcotics.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013:

	2014	2013

Revenue	$27,207	$30,574
Cost of revenue	7,522	25,755
Selling, general and administrative	100,918	145,045
Research and development	44,320	35,542
Other income	-	332

Net loss	$(125,553)	$(175,436)

REVENUE

Revenue was approximately $27,000 and $31,000 during the three months ended July 31, 2014 and 2013, respectively. The decrease in revenue of approximately $4,000 resulted primarily from reduced pay-per-use revenue partially offset by the increase in ValiMed maintenance revenue.

COST OF REVENUE

Cost of revenue was approximately $8,000 and $26,000 during the three months ended July 31, 2014 and 2013, respectively, a decrease of approximately $18,000. The gross margin percentage increased from approximately 16% to 72%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $101,000 during the three months ended July 31, 2014, compared with $145,000 during the three months ended July 31, 2013. The decrease of approximately $44,000 resulted primarily from the decrease in non-cash share-based expense and employee compensation of $37,000, as well as a decrease in marketing and travel of $15,000 partially offset by an increase in general expenses of $9,000, including an allowance for doubtful accounts and insurance expense.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs were approximately $44,000 during the three months ended July 31, 2014, compared with $36,000 during the three months ended July 31, 2013, an increase of approximately $8,000, which is primarily attributable to increases in R&D material of $11,000 partially offset by a reduction in R&D compensation of $2,000.

OTHER INCOME

Other income for the three months ended July 31, 2014 was approximately $-0- compared to $1,000 other income for the three months ended July 31, 2013.

NET LOSS

The net loss was approximately $126,000 during the three months ended July 31, 2014, compared with a net loss of $175,000 during the three months ended July 31, 2013, due to the foregoing factors.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013:

	2014	2013

Revenue	$153,491	$459,538
Cost of revenue	33,426	95,456
Selling, general and administrative	375,714	912,210
Research and development	135,471	95,087
Other income	6,805	28,267

Net loss	$(384,315)	$(614,948)

REVENUE

Revenue was approximately $153,000 and $460,000 during the nine months ended July 31, 2014 and 2013, respectively. The decrease in revenue of approximately $307,000 resulted primarily from the sale in the nine months ended July 31, 2013 of ValiMed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait, offset by revenue from a client opting out of their supply contract in 2014 and electing to pay the contracted exit fee.

COST OF REVENUE

Cost of revenue was approximately $33,000 and $95,000 during the nine months ended July 31, 2014 and 2013, respectively, a decrease of approximately $62,000. The gross margin percentage decreased from approximately 79% to 78%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $376,000 during the nine months ended July 31, 2014, compared with $912,000 during the nine months ended July 31, 2013. The decrease of approximately $536,000 resulted primarily from the decrease in non-cash share-based expense and employee compensation of $463,000, a decrease in professional and consulting expenses of $34,000, a decrease in marketing and travel of $31,000, decreases in shipping and supplies of $8,000, and insurance premiums of $7,000 and depreciation of $4,000 offset by of an increase in allowance for doubtful accounts of $13,000.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $135,000 during the nine months ended July 31, 2014, compared with $95,000 during the nine months ended July 31, 2013, an increase of approximately $40,000, which is primarily attributable to increases in R&D material of $30,000, R&D travel of $7,000 and R&D compensation of $3,000.

OTHER INCOME

Other income for the nine months ended July 31, 2014 was approximately $7,000 compared to $28,000 for the nine months ended July 31, 2013.  The net change of approximately $21,000 is primarily due to the recognition in 2013 of approximately $43,000 for forgiveness of debt income from those creditors opting out of our Plan of Reorganization and the refund in 2014 of approximately $7,000 of excess fees paid to the United States Bankruptcy Trustee, which was offset by approximately $15,000 in fees paid to the United States Bankruptcy Trustee in 2013.

NET (LOSS)

The net loss was approximately $384,000 during the nine months ended July 31, 2014, compared with a net loss of $615,000 during the nine months ended July 31, 2013, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of July 31, 2014, had an accumulated deficit of approximately $36 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of July 31, 2014, we had approximately $45,000 in cash.

We had a net increase in cash of approximately $54,000 during the nine months ended July 31, 2014 from the cash provided by our financing activities offset by the use of cash in operating and investing activities. This amount is comprised primarily of our net loss of approximately $384,000 offset by an increase in our current liabilities of $43,000, a decrease in inventory of $20,000, depreciation and amortization of $17,000, a reduction of our accounts receivable of $12,000, share-based compensation of $9,000, and purchase of equipment of $10,000 offset by $235,000 from the proceeds from the warrant exchange offer.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2014, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended July 31, 2014, we issued 4,750,000 shares of common stock and 2,375,000 warrants to purchase common stock from our Warrant Exchange Offer where we offered to all Warrant holders with an exercise price of $0.10 per share the opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a 5-year warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share. The Warrant Exchange Offer and issuance of shares was conducted under Section 4(a)(2) of the Securities Act of 1933, as amended, as it was not in connection with any public offering.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2014.

CDEX INC.

By:	/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance