Form 10-K
period 2014-10-31
CDEX INC
filed 2015-01-29
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Class A common stock held by non-affiliates was approximately $1,006,000 on April 30, 2014 (the last day of the registrant’s most recently completed second quarter) based on the last reported sale price of the registrant's Class A common stock on the Over-the-Counter Bulletin Board (OTCBB).

The number of Common Shares of the Registrant outstanding as of January 21, 2015 was 69,452,958.

DOCUMENTS INCORPORATED BY REFERENCE – None

CDEX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2014

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

Products

We are currently focusing our resources on marketing and improving near-real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2014 was the continued development and enhancement of our ValiMed G4 System (“VG4”) for use in the pharmaceutical market and sales of our ID2 products for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

Healthcare Market.

ValiMed™ Medication Validation System (“MVS”) Product Line currently consists of two products:  Our third generation ValiMed known as the ValiMed CCT and the ValiMed G4/5 System.  Both ValiMed systems help healthcare providers ensure patient safety and control costs by reducing medication errors, utilizing our patented and patent pending process known as Enhanced Photoemission Spectroscopy.  The VG4 narcotics diversion system uses a patented detection process providing a near-real time (within seconds), quantitative (strength/concentration) as well as qualitative (identification of known substances) analysis of narcotics and other controlled substances that are commonly being diverted within the hospital setting.  The ValiMed CCT system that is operating in numerous hospital settings around the country, provides the healthcare industry with verification of a known substance, specifically a known drug with a known strength/concentration, in a known diluent.  Both devices help healthcare facilities comply with Joint Commission on Accreditation of Healthcare Organizations compliance requirements and United States Pharmacopeia's General Chapter 797 Pharmaceutical Compounding—Sterile Preparations (“USP 797”) guidelines for compounding sterile preparations.  Both product lines provide a recurring revenue stream and address three problem areas in the healthcare market: (i) human error in the compounding of medications, with an emphasis on, but not limited to high risk medications; (ii) harmful counterfeit medications and (iii) diversion of hospital narcotics.  In 2016, we anticipate the launch of the ValiMed V5 (“VG5”) our patient safety platform that provides an end-of-line analysis of high-risk single component compounded medications and treatment solutions, along with an analysis of returned narcotics and other drugs that are commonly diverted.  The VG5 will help to reduce medication errors by providing a quantitative and qualitative analysis of the admixture in near real-time.  In the near future, we expect our ValiMed product line to address multi component compounded admixtures, such as total parenteral nutrition.  We expect to add oncology drugs to our formulary in the near future.

Security Market.

CDEX ID2™ Product Line provides products for real time detection of specified illegal drugs.  This product line currently comprises two instruments. Both of the devices are hand held models that detect methamphetamine.  The ID2 Meth Scanner is a device that is used for the detection of methamphetamine in the home inspection industries, by housing authorities, hotel industry and most recently its use in our nation’s prisons and jails.  The Pocket ID2 is a pocket sized hand held device that currently detects visible and prosecutable quantities of methamphetamine, with other drugs such as Cocaine, Heroin, OxyContin and Ecstasy expected to come in the near future.  We continue to explore the use of applying the ValiMed technology to a table top device that is expected to be portable and able to detect trace amounts of specified illegal drugs and explosives in virtually real time.  Each of these products would most likely be of interest to all areas of law enforcement, such as police and sheriff departments, U.S. border patrol, port authorities, the TSA, the FBI, all of the U.S. military, and many other agencies.

2014 Year in Review

2014 was an exciting year for CDEX and its technology.  Our ValiMed G4 formulary, which consists of those drugs that are most commonly diverted in the hospital setting, was completed and ready for beta testing.  We also began our efforts to incorporate an additional 40 high risk drugs into the formulary that would be beneficial to the ValiMed G5 patient safety platform that is currently on pace to launch in 2016.  While in beta testing, our ValiMed G4 provided valuable information, leading us to conclude that the product required additional updates.  From beta feedback, we began to make the necessary changes to advance the ValiMed G4 out of beta mode and toward a final product.

To aid in the upgrades of the ValiMed G4, CDEX expanded its technical team to include John P. Coates, Ph.D. as the Technical Director for Spectroscopy Products.  Dr. Coates, a globally recognized spectroscopist and instrumentation expert with 40-years’ experience in the fields of applied spectroscopy and analytical method development, is charged with guiding the ongoing development of CDEX’s spectral management systems for medication analysis and validation, with specific focus on achieving optimal performance of the ValiMed Medical Validation System product line.  With Dr. Coates on our team, we worked with our OEM manufacturers to improve the specifications of the components in our system, modified some processes, expanded the capabilities of the system, and with his efforts we feel that the product is very close to its final form and ready for commercialization in the upcoming year.

Due to the established growing needs for our technology and given the fact that we are very close to commercialization and implementation of our ValiMed G4, CDEX has engaged Hanover International as its Capital Markets Advisor.  Hanover International will maintain a proactive investor relations outreach effort, keep an open line of communication with the investment community and help guide us as we build our investment banking relationships, which could prove to be pivotal in our quest to accomplish our business plan and our near term growth strategies.

As for an update from our Security Markets division, we have continued to sell the ID2 Meth Scanner at a slow and steady pace.  With opportunities presenting themselves in New Zealand and Australia, 2015 should prove to be interesting for our Security Markets division.  However, until we are able to launch the ValiMed G4 system completely, we plan to handle any sales of the product as they are needed. We will look to more aggressively market and promote the ID2 Meth Scanner’s product line after the ValiMed G4 product launch.

We were able to produce, deliver, and provide training to our distributor in Kuwait, for ten ValiMed CCT units.  The units have been placed in their respective hospitals and will be activated following the installation of a uniform drug dispersal system in all the client hospitals.  Accordingly, we have yet to receive any recurring supplies revenue from the sale of these units in 2013.  In fiscal 2014, we began to receive revenues from the maintenance contracts for each of these machines.  We expect to begin receiving recurring revenue from cuvette sales for these machines in fiscal 2015.

Regarding the ValiMed G4, we did place units in three beta sites around the country. The beta sites consist of a highly acclaimed children’s hospital which is part of a large healthcare organization serving the western United States; the flagship hospital of a prestigious nationwide clinic, and a large metropolitan hospital.  The three sites that were selected make up a good representation of the different types of facilities that we expect will initially be serviced by the VG4.  Once the beta testing is completed, we expect to launch our system soon thereafter. The next phase of development will be to begin building the patient safety formulary, and then move to developing an oncology formulary for the VG5, which we estimate a launch in 2016.  There are over seven hundred institutions in the United States that administer oncology drugs, and due to the toxic nature and expense of these drugs, we expect to partner with a large teaching hospital in the Midwest to help us build the oncology library.  We anticipate this endeavor will start in the fourth quarter of 2015.  Our beta partners continue to be invaluable in the development of the final form and function of our ValiMed G4 system, and we are grateful for their continued support and commitment.

Demand and interest in our VG4 technology is very high, and continues to grow.  Through current relationships, attendance at numerous trade shows, our web site, and word of mouth throughout the industry, we currently have contracts in place for multiple placements which include; a university hospital, teaching hospitals, general hospitals, clinics, and children’s hospitals all around the country and internationally.  This approach for CDEX, of having a few select hospitals as beta site partners, has proven to be a critical step which has provided the necessary data, and details for the development of the final product.  Although this step has delayed the launch of VG4 platform, it has proven to be a vital tool for an anticipated successful future launch for the VG4.

In mid-2014, CDEX was granted by the U.S. Patent and Trademark Office a Notice of Allowance for U.S. Patent application No. 13/673,270 with claims that cover methods for identifying and determining unknown substances using enhanced photoemission spectroscopy. This new patent joins previously issued U.S. patents, which comprise a platform portfolio of technologies, systems and methodologies underlying CDEX’s first commercial innovations: The ValiMed™ System, which provides real-time validation of drugs or the detection of foreign materials; the ID2™ Meth Scanner, a hand-held, battery-operated scanner for detecting all forms of methamphetamines; and the Pocket ID2™, which provides a more portable and easily concealed device for convenience and security purposes in law enforcement, prisons, homeland security, border patrol, port authorities and other applicable environments.

Research and Development (“R&D”)

In 2015, we expect to continue the exploration and development of new capabilities for our ValiMed VG4 technology, such as expanding the signature libraries of detectable drugs and improving multi-component capabilities. Additionally, we anticipate partnering with a major Midwestern university hospital to develop an oncology formulary, and possibly the detection of drugs in blood and/or urine, such as banned performance enhancing drugs, HGH, and HCG.  If demand and budget allows we also expect to begin development research in creating a portable VG4 unit, which could be utilized to service the smaller hospitals, pain centers, and convalescent hospitals, in their fight against narcotics diversion.

We have historically outsourced certain engineering and manufacturing tasks while retaining control of critical technology and expect to continue this practice as this allows us to focus on improving our technologies while providing the opportunity to scale quickly as we generate sales. Previously, we entered into Master Services Agreements with several engineering/manufacturing organizations. The agreements generally provide for the contractors to provide services to CDEX from time to time, which are to be set forth more specifically in "statements of work" to be executed by each party. Such services may include, without limitation: (i) non-recurring engineering services such as product design, creation and modification of bills of materials, engineering drawing packages, work instructions, manufacturing specifications, fabrication documents and drawings and survey documents; (ii) prototyping services such as the development and testing of product prototypes; and (iii) other related design and manufacturing services as needed. Payments for services performed are on a time and materials or fixed price basis, all as set forth in the statement of work pertaining to the particular services.  R&D costs were approximately $181,000 for fiscal 2014 compared to $146,000 for fiscal 2013.

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

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) of the 1934 Act to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies are forwarded to stockholders.

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

Except as mentioned above, we are not currently aware of any other U.S. federal, state or local laws that would have a significant adverse impact on development and distribution of our initial products. However, various federal, state or local agencies may propose new legislation pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment, to the manufacturing or marketing of chemical validation products (or designation of one or more of our chemical validation products as medical devices) and/or otherwise potentially relating to our business that may require us to allocate a portion of our operating budget to ensure full compliance with such regulations.

Cost of Compliance with Environmental Laws

At this time our business activities are not subject to any environmental laws or governmental regulation nor do we anticipate that our future business activities will subject us to any environmental compliance regulations.

Employees
At January 21, 2015, the Company had three full time employees and three part-time contractors.

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

We have received reports from our independent registered public accounting firm for the fiscal years ended October 31, 2004 through 2014 containing an explanatory paragraph that expresses uncertainty regarding our ability to continue as a going concern due to historical negative cash flow. We cannot be certain that our business plans will be successful or what actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

OUR POTENTIAL FUTURE BUSINESS AND/OR TECHNOLOGY ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

CDEX may expand its operations through the acquisition of additional technologies, either by purchasing other businesses or acquiring their technological assets, which it perceives to be unexploited, and develop products based upon these technologies. We have not yet identified these specific technologies, and some of these technologies may be outside our current field of operations.  Moreover, we may be unable to identify any such businesses or technologies. Expansion may involve a number of special risks, including possible adverse effects on our operating results or financial condition (particularly in the event of impairment of acquired long-lived assets), diversion of management attention, inability to retain key personnel, risks associated with unanticipated events, any of which could prevent us from becoming profitable. In addition, if competition for acquisition candidates or technologies were to increase, the cost of acquiring businesses or technologies could increase as well. If we are unable to implement and manage our expansion strategy successfully, our business may suffer or fail.

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

WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, WHICH CAN ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 3,000 square feet of office, manufacturing and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2014 was approximately $1,500. Total rent expense was approximately $19,000 and $21,000 for the years ended October 31, 2014 and 2013, respectively.

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

Market Information

Our Class A common stock is normally traded on the OTCQB under the symbol "CDEX." Our shares are thinly traded with low average daily volume. This, coupled with a limited number of market makers, impairs the liquidity of our common stock, not only in the number of shares of common stock that can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock or to obtain a desired price.

Our common stock is presently subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally defined as, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes may limit the ability of broker-dealers to sell our common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market. Prices for CDEX shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, our results of operations, what investors think of CDEX and the chemical detection and validation industry, changes in economic conditions in the industry and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading price of our shares.

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

The table below sets forth the high and low sales price for our Class A common stock as reported on the OTCQB for each of our last two fiscal years:

	High	Low
Fiscal Year Ended October 31, 2014:
First quarter	$0.08	$0.01
Second quarter	0.03	0.01
Third quarter	0.07	0.02
Fourth quarter	0.09	0.03
Fiscal Year Ended October 31, 2013:
First quarter	$0.22	$0.04
Second quarter	0.15	0.06
Third quarter	0.15	0.05
Fourth quarter	0.11	0.06

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Stockholders

As of January 21, 2015, there were approximately 1,600 holders of record of our Class A common stock. However, a large number of our shareholders hold their shares in "street name" in brokerage accounts and, therefore, do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have paid no cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of October 31, 2014:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding	options	(excluding securities
Plan category	options		reflected in column (a))
Equity compensation plans approved by security holders	8,395,000	$0.05	73,900,055

Total	8,395,000	$0.05	73,900,055

Sales of Unregistered Securities and Use of Proceeds

In fiscal year 2014, we issued 13,975,815 shares of our Class A common stock under a warrant exchange offer including 2,000,000 shares to Jason B. Terrell, our Medical Director and member of our Board of Directors, 500,000 shares to Jeffrey K. Brumfield, our CEO and 250,000 shares to Stephen A. McCommon, our CFO. We also issued 970,995 shares of restricted stock as consultant compensation, including 92,165 shares to each of our external directors and we issued 1,640,815 shares in an original issuance transaction.

Additionally in fiscal year 2014, we issued warrants to purchase 6,987,908 shares of our Class A common stock under our warrant exchange offer including 1,000,000 warrant shares to Jason B. Terrell, 250,000 warrant shares to Jeffrey K. Brumfield and 125,000 warrant shares to Stephen A. McCommon.  We issued warrants to purchase 1,750,000 shares to PEMCO LLC and warrants to purchase 400,000 shares to Jeffrey K.  Brumfield, in connection with the creation of lines of credit, and warrants to purchase 779,604 shares of common stock under an original issuance agreement as well as warrants to purchase 153,500 shares of common stock as consultant compensation.

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

Results of Operations

The following table summarizes our operating results for fiscal 2014 compared to fiscal 2013:

For the year ended October 31,

		Percent of		Percent of
	2014	Revenue	2013	Revenue

Revenue	$177,923	100.0%	$526,706	100.0

Cost of revenue	54,121	30.4	127,109	24.1

Gross profit	123,802	69.6	399,597	75.9

Operating expenses:
Selling, general and administrative	527,074	296.2	1,027,418	195.1
Research and development	180,685	101.6	145,557	27.6

Total operating expenses	707,759	397.8	1,172,975	222.7

Loss from operations	$(583,957)	(328.2)%	$(773,378)	(146.8)

Revenue was approximately $178,000 and $527,000 for the fiscal years ended October 31, 2014 and 2013, respectively, a decrease of $349,000 or 66%. This decrease was primarily attributable to the $338,000 sale in 2013 of our Valimed CCTs to Al-Essa Medical & Scientific Equipment Company in Safat, Kuwait, which also included installation, training and supplies.  We also realized a decrease in revenues from Pay Per Use revenues of $35,000 and sales of our ID2 Meth Scanner product of approximately $5,000.  Partially offsetting this decrease was an increase of $34,000 from a client opting out of their supply contract in 2014 and electing to pay the contracted exit fee.

Cost of revenue was $54,000 and $127,000 for the fiscal years ended October 31, 2014 and 2013, respectively, a decrease of $73,000 or 57%. This slight decrease was in line with the decrease in revenue.  Gross profit margins decreased to 70% in fiscal 2014 from 76% in fiscal 2013.

Selling, general and administrative expense was $527,000 and $1,027,000 for the fiscal years ended October 31, 2014 and 2013, respectively, a decrease of $500,000 or 49%.  This decrease primarily relates to decreases in non-cash share-based compensation expenses of approximately $400,000 and compensation of approximately $56,000 a reduction of legal and professional expenses of $19,000 and travel and marketing of $18,000.

Research and development expense was $181,000 and $146,000 for the fiscal years ended October 31, 2014 and 2013, respectively, an increase of $35,000 or 24%. The increase primarily relates to an increase in materials of $25,000   travel of $10,000 and employee and consultant compensation expense of approximately $13,000.

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

As of October 31, 2014, we had positive net working capital of $214,000 including $91,000 of cash. We had a net decrease in cash of $8,000 during fiscal year ended October 31, 2014 primarily related to our net loss of $578,000 and an increase in inventory of $11,000, partially offset by an increase in current liabilities of $67,000, non-cash share-based compensation of $24,000 and depreciation and amortization of $24,000 and a reduction of accounts receivable of $17,000.  Investing activities reflected the purchase of equipment of $10,000 and financing activities reflects proceeds received under a line of credit of $145,000 as well as proceeds received under a Warrant Exchange offer of $309,000.

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

Changes in Internal Controls over Financial Reporting

There has been no change in CDEX’ internal control over financial reporting for the quarter ended October 31, 2014 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of January 21, 2014:

NAME	AGE	POSITION	SINCE

Jeffrey K. Brumfield	53	Chariman of the Board of Directors and	August 30, 2010
		Chief Executive Officer
Stephen A. McCommon	65	Chief Financial Officer and	November 11, 2008
		VP of Finance
James G. Stevenson	57	Director	December 15, 2010

Jason B. Terrell	34	Director and Medical Director	January 2, 2013

Normam J Dawson	73	Director	January 17, 2013

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

The following is a summary of the business experience of each of our executive officers and directors:

Jeffrey K. Brumfield has been our Chairman of the Board of Directors and Chief Executive Officer since August 30, 2010.  Mr. Brumfield has over 30 years business development experience founding and operating multiple businesses in several industries including: real-estate development, mortgage brokerage business, commercial and residential construction and retail merchandise.  Mr. Brumfield has been an investor in CDEX since 2004.  Mr. Brumfield is an avid philanthropist and supporter of the Boys and Girls Club of America.  On December 29, 2010, Mr. Brumfield filed a voluntary petition in the United States Bankruptcy Court for the Southern District of California seeking relief under the provisions of Chapter 7 of Title 11 of the United States Code due to personal circumstances unrelated to the Company.

Stephen A. McCommon has served as our Chief Financial Officer since November 2008.  Mr. McCommon has been Finance Manager at Applied Energetics, Inc. (AERG.OB) from April 2012 to the present.  Mr. McCommon has been President of TMC Financial Services, LLC, a financial consulting company, from December 2007 to the present.  Mr. McCommon was the Financial Manager at Applied Energetics, Inc. (AERG.OB) from April 2012 to present, Vice President of Finance and Chief Accounting Officer at Applied Energetics, Inc.  from March 2005 to December 2007 and was the Accounting Manager at Applied Energetics from July 2004 to March 2005.  Mr. McCommon has over 29 years experience in financial reporting and internal auditing for publicly held companies with additional experience in accounting systems conversions and regulatory compliance.  Mr. McCommon obtained his Bachelor of Science degree in Accounting from Arizona State University, is a Certified Public Accountant in Arizona and a member of the American Institute of Certified Public Accountants.

James G. Stevenson, PharmD, FASHP., James G. Stevenson, PharmD, FASHP., was appointed to serve as a Director of the Company on December 15, 2010.  Dr. Stevenson became the President of Visante, Inc., a non-publicly traded company, in August 2014.  Dr. Stevenson has been the Chief Pharmacy Officer at the University of Michigan Health System, Professor and Associate Dean for Clinical Sciences at the University of Michigan College of Pharmacy from 1999 to 2014.  He continues to serve as a Professor in the University of Michigan College of Pharmacy.  Dr. Stevenson served as the medication safety section editor for the Joint Commission Journal on Quality and Patient Safety. From 1989 to 1991, Dr. Stevenson served as Director of Pharmacy Services at West Virginia University Hospitals and from 1991 to 1999 was the Director of Pharmacy Services for the 8-hospital Detroit Medical Center/Wayne State University.  Dr. Stevenson received his BS Pharmacy and PharmD degrees from Wayne State University.

Jason B. Terrell, M.D., was appointed to serve as a Director of the Company on January 2, 2013. Dr. Terrell has been the Company’s Medical Director since January 25, 2012. Dr. Terrell is currently a corporate medical director for Any Lab Test Now©, the largest direct access medical testing franchise in the United States. Dr. Terrell currently owns and operates multiple medical laboratory testing facilities in the Southwest United States. Dr. Terrell has been the Chief Medical Officer since July 2013 and Head of US Operations since March 2013, for VolitionRx, an international cancer diagnostic company, which is publicly traded.  Dr. Terrell is the Medical Director for KS3 Labs in Shallowater, Texas, a company developing novel progressive diagnostic approaches to a variety of human pathogens.  Dr. Terrell earned his Bachelor of Science in Biochemistry from Hardin-Simmons University, graduating Summa Cum Laude and recipient of the Holland Medal of Honor and the Hardin-Simmons University Outstanding Young Alumni Award 2014.  Dr. Terrell earned his MD from the University of Texas at Houston School of Medicine. Dr. Terrell serves on the Board of Directors for Terrell Oil and Gas Production Company, Inc, a privately held oil and gas exploration, production and operating company and Dr. Terrell is also the owner of Terrell Property Development, specializing in large multi-family real estate development.

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

SIGNIFICANT EMPLOYEES/CONSULTANTS

Wade M. Poteet, Ph.D., Chief Scientist In addition to our executive officers and directors, Dr. Poteet, our Principal Scientist, is a significant consultant of CDEX.  Dr. Poteet has been the Company’s Principal Scientist since July 2001.  Dr. Poteet received NASA certificates of recognition and a public service group award in 1986 for his work on a Spacelab 2 research program.  Dr. Poteet is credited with the development of numerous products and publications, as well as more than 45 referenced papers and 250 technical reports.  Dr. Poteet has a wide range of public research institutions and private companies experience, including Infrared Laboratories, CP Systems, Inc., E/ERG, University of Arizona, Rice University, and the National Radio Astronomy Observatory.  Dr. Poteet received his Ph.D. (Experimental Solid State Physics), MS (Physics) and BS (physics) from Virginia Polytechnic Institute.

John P. Coates, Ph.D., Technical Director for Spectroscopy Products  Dr. Coates, is a significant consultant of CDEX and has been the Company’s Technical Director for Spectroscopy Products August 2013.  Over the past four decades, Dr. Coates has earned global distinction for his many accomplishments in spectroscopic measurements and instrumentation.  In 2013, the industry coveted Williams-Wright Award was bestowed on him by the Coblentz Society honoring his extraordinary body of work in the field.  From 1974 through 1996, Dr. Coates served several leading industrial instrument manufacturers; and in 1996, he formed Coates Consulting, LLC, a firm specializing in scientific and industrial instrumentation.  Since that time, he has advised client companies on the design and development of more than 75 unique instrument systems.  Dr. Coates earned his Ph.D. in Analytical Chemistry from the Brunel University, West London, England.  His professionally awarded degrees and qualifications include Chartered Chemist, Chartered Scientist and Fellow of the Royal Society of Chemistry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of CDEX, and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the SEC. Officers and directors of CDEX, and greater than ten-percent beneficial owners are also required to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that during the fiscal year ended October 31, 2014 all section 16(a) all filing requirements were met except that all executive officers and directors did not file some Form 4s on a timely basis, they have since filed all required Section 16(a) forms and are current in their filings.
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

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses for the periods presented the compensation for the person who served as our Chief Executive Officer (the "Named Executive"). No other executive officers or significant employees received aggregate individual compensation from the Company exceeding $100,000 for the fiscal years October 31, 2014 and 2013:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards (2)	Total

Jeffrey K. Brumfield (1)	2014	$195,008	$-	$195,008
Chief Executive Officer and	2013	$237,781	$436,444	$674,225
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

The following table discloses unexercised options held by the Named Executive at October 31, 2014

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

Compensation of Directors

The following table discloses our director compensation for the fiscal year ended October 31, 2014.

DIRECTOR COMPENSATION

NAME	Stock Awards (1)

James G. Stevenson	$3,768	(2)

Jason B. Terrell	$3,768	(2)

Normam J Dawson	$3,768	(2)

(1) The amounts included in the "Stock Awards" column represent the aggregate grant date fair value in fiscal 2013 related to restricted stock grants to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 8 to our 2013 Financial Statements.
(2) Represents 92,165 restricted shares of Class A common stock granted to each director to vest six months from date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company's Class A common stock, based on information provided by the persons named below in publicly available filings, as of January 21, 2015:

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

For purposes of this table, a person is deemed to be the beneficial owner of the securities if that person has the right to acquire such securities within 60 days of January 21, 2015 upon the exercise of options or warrants. In determining the percentage ownership of the persons in the table below, we assumed in each case that the person exercised all options and warrants and converted all notes which are currently held by that person and which are exercisable/convertible within such 60 day period, but that options and warrants and convertible notes held by all other persons were not exercised or converted, and based the percentage ownership on 59,927,293 shares outstanding on January 21, 2015.

Name And Address Of Beneficial Owner	Position	Amount Of Beneficial Ownership		Percent Of Class (1)

Jeffery K. Brumfield	Executive Officer and Director	10,993,468	(2)	14.07%

Gemini Master Fund, Ltd.	Investor	10,580,141	(3)	14.21%

PEMCO LLC	Investor	9,929,637	(8)	13.57%

Robert W. Stewart	Investor	5,128,723	(9)	7.38%

Ralph D. and Eileen Terrell	Investor	4,943,249	(10)	7.12%

Jason B. Terrell	Director	4,692,165	(4)	6.66%

Stephen A. McCommon	Executive Officer	1,339,841	(5)	1.91%

James G. Stevenson	Director	438,475	(6)	*

Norman J. Dawson	Director	92,165	(7)	*

All directors and officers as a group (5 persons)		17,556,114		21.96%

* Less than 1%

(1)
Computed based upon the total number of shares of Class A common stock, shares of common stock underlying options and shares of common stock underlying warrants held by that person that are exercisable within 60 days of January 21, 2015.

(2)
Based on information known by the Company, this represents 2,339,219  shares of Class A common stock, 654,249 shares of Class A common stock issuable upon exercise of a warrant which is exercisable within 60 days of January 21, 2015 and options for 8,000,000 shares of Class A common stock exercisable within 60 days of January 21, 2015.

(3)
Based on information contained in a report on Form 3 with the SEC on September 19, 2014:  The address of Gemini Master Fund, Ltd. is c/o GEMINI STRATEGIES LLC, 619 South Vulcan, Suite 203, Encinitas, CA 92024.  The Reporting Person owns a total of 5,594,107 shares of Class A common stock.  The Reporting Person also holds 4,986,034 shares of Common Stock issuable upon exercise of a warrant exercisable within 60 days of January 21, 2015.  The number of shares of Class A common stock into which the Warrant is exercisable at any point in time is limited, pursuant to the terms of such instrument, to that number of shares of Class A common stock which would result in the Reporting Persons having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation").

(4)
Based on information known by the Company, this represents 3,692,165 shares of Class A common stock and warrants for 1,000,000 shares of Class A common stock exercisable within 60 days of January 21, 2015.

(5)
Based on information known by the Company, this represents 708,763 shares of Class A common stock, warrants for 411,078 shares of Class A common stock exercisable within 60 days of January 21, 2015 and 220,000 options exercisable within 60 days of January 21, 2015.

(6)
Based on information known by the Company, this represents 229,834 shares of Class A common stock and options for 165,000 shares of Class A common stock exercisable within 60 days of January 21, 2015 and warrants for 43,641 shares of Class A common stock exercisable within 60 days of January 21, 2015.

(7)	Based on information known by the Company, this represents 92,165 shares of Class A common stock.

(8)
Based on information contained in a report on Form 3 with the SEC on October 17, 2014 and information known by the Company:  The address of PEMCO LLC, 32818 Walker Road, #295, Avon Lake, OH 44012.  The Reporting Person owns a total of 6,211,252 shares of Class A common stock.  The Reporting Person also holds 3,718,385 shares of Class A common stock issuable upon exercise of a warrant exercisable within 60 days of January 21, 2015.  The number of shares of Class A common stock into which the Warrant is exercisable at any point in time is limited, pursuant to the terms of such instrument, to that number of shares of Class A common stock which would result in the Reporting Persons having beneficial ownership of 9.9% of the total issued and outstanding shares of Common Stock (the "Ownership Limitation").

(9)	Based on information known by the Company, this represents 5,128,723 shares of Class A common stock.
(10)	Based on information known by the Company, this represents 4,943,249 shares of Class A common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees billed to us by S.E. Clark and Co., our independent registered public accounting firm, for professional services rendered for the fiscal years ended October 31, 2014 and 2013:

Description	2014	2013

Audit related fees	$25,200	$25,700
All other fees	-	-

Total	$25,200	$25,700

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

101.CAL XBRL Calculation Linkbase Document

101.DEF XBRL Definition Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2015,

CDEX Inc.

/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chairman of the Board of Directors and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the registrant and in the capacities indicated,

Signature	Title	Date

/s/ Jeffrey K. Brumfield	Chief Executive Officer and	January 27, 2015
Jeffrey K. Brumfield	Chairman of the Board of Directors

/s/ Stephen A. McCommon	Chief Financial Officer and	January 27 2015
Stephen A. McCommon	Vice President of Finance

/s/ James G. Stevenson	Director	January 27, 2015
James G. Stevenson

/s/ Jason B. Terrell	Director	January 27, 2015
Jason B. Terrell

/s/ Norman J Dawson	Director	January 27, 2015
Norman J. Dawson

S.E.Clark & Company, P.C.
Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
CDEX Inc.
Tucson, Arizona

We have audited the accompanying balance sheets of CDEX Inc. (the “Company”) as of October 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CDEX Inc. as of October 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
January 26, 2015

742 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

CDEX INC.
BALANCE SHEETS
AS OF OCTOBER 31,

	2014	2013
Assets
Current assets:
Cash	$90,915	$98,967
Accounts receivable - net	6,935	23,573
Inventory - net	250,751	240,232
Deferred costs	19,078	9,108

Total current assets	367,679	371,880
Property and equipment - net	28,709	37,889
Patents - net	46,913	51,559
Other assets	1,399	1,504

Total assets	$444,700	$462,832

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$72,885	$8,140
Deferred Revenue	67,000	72,985
Line of credit payable	135,288	-

Total current liabilities	275,173	81,125

Total liabilities	275,173	81,125

Commitments and contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - Series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
October 31, 2014 and at October 31, 2013	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 69,452,958 outstanding at October 31,
2014 and 52,946,963 outstanding at October 31, 2013	347,263	264,732
Additional paid-in capital	35,619,772	35,336,108
Accumulated deficit	(35,797,539)	(35,219,164)

Total stockholders' equity	169,527	381,707

Total liabilities and stockholders' equity	$444,700	$462,832

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,

	2014	2013

Revenue	$177,923	$526,706

Cost of revenue	54,121	127,109

Gross profit	123,802	399,597

Operating expenses:
Selling, general and administrative	527,074	1,027,418
Research and development	180,685	145,557

Total operating expenses	707,759	1,172,975

Loss from operations	(583,957)	(773,378)

Other income/(expenses):
Note discount amortization	-	-
Interest expense	(1,223)	-
Other income/(expenses)	6,805	28,267

Total other income/(expense)	5,582	28,267

Net loss	$(578,375)	$(745,111)

Basic net loss
per common share:	$(0.01)	$(0.01)

Basic weighted average
common shares outstanding	56,852,043	52,872,994

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Series A Preferred Stock		Class A Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2012	6,250	$31	52,369,517	$261,846	$34,943,618	$(34,474,053)	$731,442

Share-based compensation expense	-	-	643,950	3,219	435,030	-	438,249
Forgiveness of debt	-	-	(66,504)	(333)	(42,540)	-	(42,873)
Net loss	-	-	-	-	-	(745,111)	(745,111)

Balance, October 31, 2013	6,250	$31	52,946,963	$264,732	$35,336,108	$(35,219,164)	$381,707

Share-based compensation expense	-	-	663,995	3,321	20,959	-	24,280
Warrant exchange offer	-	-	15,842,000	79,210	237,630	-	316,840
Valuation of warrants issued for lines of credit	-	-	-	-	25,075	-	25,075
Net loss	-	-	-	-	-	(578,375)	(578,375)

Balance, October 31, 2014	6,250	$31	69,452,958	$347,263	$35,619,772	$(35,797,539)	$169,527

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(578,375)	$(745,111)
Adjustments to reconcile net loss to cash used by
operating activities:
Depreciation and amortization	24,038	31,192
Share-based compensation	24,280	415,458
Negotiated settlements on accounts payable	-	(42,872)
Noncash interest expense	1,223	-
Changes in operating assets and liabilities:
Accounts receivable	16,638	4,740
Inventory	(10,519)	(62,540)
Prepaid expenses and other assets	4,275	(9,108)
Current liabilities	66,600	(54,650)
Net cash used by operating activities	(451,840)	(462,891)

Cash flows from investing activities:
Purchase of property and equipment	(10,212)	-
Net cash used by investing activities	(10,212)	-

Cash flows from financing activities:
Proceeds received under line of credit	145,000	-
Proceeds received under Warrant Exchange offer	309,000	-
Net cash provided by financing activities	454,000	-

Net decrease in cash	(8,052)	(462,891)
Cash, beginning of the year	98,967	561,858

Cash, end of the year	$90,915	$98,967

Supplemental Cash Flow Information
Liabilitites resolved through Warrant Exchange offer	$7,840	-
Issuance of previously accrued common stock	-	$22,790

The accompanying notes are an integral part of these Financial Statements.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2014 and 2013

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
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

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

Inventory

Inventory is valued at the lower of actual cost based on a first-in, first-out basis, or market. Inventory includes the cost of component raw materials and manufacturing. Due to the nature of our inventory, we analyze inventory on an item-by-item basis for obsolescence. The changes to obsolescence reserve for the years ended October 31, 2014 and 2013 are as follows:

	Year Ended October 31,
	2014	2013

Balance, beginning of the year	$24,832	$25,365
Inventory obsolescence adjustments	182	(533)

Balance, end of the year	$25,014	$24,832

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years. Depreciation expense was approximately $23,000 and $26,000 for the years ended October 31, 2014 and 2013, respectively.

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
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

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

Patents

The Company capitalizes the costs of obtaining patents when patents are granted. Patents are amortized over their useful lives, which is generally ten years.  Amortization expense relative to patents was approximately $5,000  for both fiscal 2014 and 2013.

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

As of October 31, 2014 and 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. We are subject to tax audits for our U.S. federal and certain state tax returns for tax years 2007 to 2014. Tax audits by their very nature are often complex and can require several years to complete.

Fair Value Measurements

The carrying amounts of items reflected in current assets and current liabilities, as well as notes payable, approximate their fair value due to the short-term nature of their underlying terms.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

Concentrations

For fiscal 2014 and 2013, our revenues consisted of transactions with 15 and 24 customers, respectively.  In fiscal 2014, approximately 19% of our revenues were sourced to the cancellation fees paid by the a former client and 21% of our revenues were derived from ValiMed Maintenance fees from our distributor in Kuwait for ten ValiMed CCT units  In fiscal 2013, approximately 64% of our revenues were derived from our sale to our distributor in Kuwait for ten ValiMed CCT units and 12% was from our ValiMed Maintenance fees.

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

3. Inventory

Inventory consisted of the following at October 31, 2014 and 2013:

	2014	2013

Raw materials	$223,464	$170,444
Finished goods	52,301	94,620

Subtotal	275,765	265,064
Obsolescence reserve	(25,014)	(24,832)

Total inventory	$250,751	$240,232

4. Property and Equipment

Property and equipment consisted of the following at October 31, 2013 and 2012:

	2014	2013

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	605,007	594,795
Leased equipment	70,654	70,654

	678,592	668,380
Less: Accumulated depreciation	(649,883)	(630,491)

Property and equipment - net	$28,709	$37,889

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

5. Patents

Patents consisted of the following at October 31, 2014 and 2013:

	2014	2013

Patents	$100,000	$100,000
Less: Accumulated amortization	(53,087)	(48,441)

Patents - net	$46,913	$51,559

Future amortization expense for our patents for the next five fiscal years is as follows:

Five-Year Projected Patent Amortization

Fiscal Years Ending October 31,	Amount
2015	4,100
2016	3,618
2017	3,192
2018	2,817
2019	2,485

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at October 31, 2013 and 2012:

	2014	2013

Accounts payable	$61,571	$4,900
Accrued compensation	3,430	625
Legal fees	5,509	240
Accrued payable to a distributor	2,375	2,375

	$72,885	$8,140

7. Income Taxes

The benefit from income taxes reflected in the accompanying financial statements, all of which is deferred, varies from the amounts that would have been computed using statutory rates as follows:

	2014	2013

Federal income taxes at the maximum statutory rate	$206,687	$253,338
State income taxes, net of federal tax effect	27,964	34,275
Permanent differences	11,761	11,445
Increase in valuation allowance	(246,412)	(299,058)

Benefit from income taxes	$-	$-

Deferred income taxes consisted of the following as of October 31, 2014 and 2013:

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	2014	2013

Stock-based compensation	$535,893	$526,521
Fixed asset basis difference	74,534	76,826
Receivables excluded from income for income
tax reporting purposes	2,677	9,099
Accounts payable and accrued expenses deducted for financial
statement purposes, but not for income tax reporting	28,134	3,142
Net operating loss carryforwards	8,413,676	8,207,282

Deferred tax asset	9,054,914	8,822,870
Valuation allowance	(9,054,914)	(8,822,870)

Total	$-	$-

For income tax purposes, the Company has net operating loss carryforwards of approximately $21.8 million at October 31, 2014 that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the net operating loss carryforwards will expire between 2024 and 2028.

8. Share-Based Payments

Stock Options and Stock Grants

The Company has a 2002 Stock Incentive Plan, a 2003 Stock Incentive Plan and a 2013 Equity Incentive Plan (the “Plans”) (and the “2013 Plan”). Both the 2002 Plan and the 2003 Plan have terminated and all future equity incentive issuances will be charged to the 2013 Plan. The Plans provide for the issuance of stock options and stock grants.  The 2013 Plan permits the issuance of up to 75,000,000 shares through April 19, 2023. As of October 31, 2014, there are 73,900,055 shares available for grant from the 2013 Plan.

.  No options were granted during the fiscal year ended October 31, 2014.  During the year ended October 31, 2013, the Company granted stock options for the purchase of 8,350,000 Class A Common Shares with an aggregate grant date fair value of $455,538.  We have a practice of issuing new stock to satisfy the exercises of stock options. Stock options were granted with an exercise price equal to the market price of the stock at the date of grant. Options granted were exercisable pursuant to vesting schedules from immediate to six years.

During the year ended October 31, 2014, the Company awarded 970,955 restricted shares of Class A Common Shares to its members of its Board of Directors and contractors, including 92,165 shares to each of our external directors.  During the year ended October 31, 2013, the Company awarded 643,950 restricted shares of Class A Common Shares to its members of its Board of Directors, employees and contractors.  The restricted stock awards vest over six months and have an aggregate grant date fair value of $40,255.  We have a practice of issuing new stock to satisfy restricted stock grants. At October 31, 2014, there were no unrecognized compensation costs related to unvested restricted stock awards, and no unrecognized compensation costs related to unvested stock options.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

Stock option activity for fiscal years 2014 and 2013 under the Plan is as follows (the table retroactively reflects the 1 for 10 reverse stock split effective October 5, 2012):
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at October 31, 2012	910,500	$0.50	4.40	$-

Options Granted	8,350,000	$0.05
Options Cancelled/Forfeited	(800,000)	$0.52
Options Expired	(50,500)	$0.50

Outstanding at October 31, 2013	8,410,000	$0.05	4.20	$83,500

Options Expired	(15,000)	$0.10

Outstanding at October 31, 2014	8,395,000	$0.05	3.21	$-

Exercisable at October 31, 2014	8,395,000	$0.05	3.21	$-

Total compensation expense related to stock awards for employees and consultants was $ 24,280 and $415,458 for the years ended October 31, 2014 and 2013, respectively.

The fair value of restricted stock was estimated using the closing price of our Class A Common Stock on the date of award and fully recognized upon vesting.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model.  No options were issued during fiscal 2014 so those pricing assumptions in the following table are blank.  For options granted in fiscal year 2013, we estimated expected terms as being equal to the life of the grant. Actual compensation, if any, ultimately realized by option recipients may differ significantly from the amount estimated using an option valuation model.

	For the Year Ended October 31,
	2014	2013

Weighted average grant date fair value	$ -	$ 0.06
Expected volatility	0%	75%
Expected dividends	0%	0%
Expected term (years)	-	5.00
Risk free rate	-	0.77% - 0.79%

Warrants

In fiscal year 2014, warrants to purchase 13,975,815 shares of our Class A common stock were exercised under a warrant exchange offer including 2,000,000 warrant shares of Jason B. Terrell, our Medical Director and member of our Board of Directors, 500,000 warrant shares of Jeffrey K. Brumfield, our CEO and 250,000 warrant shares of Stephen A. McCommon, our CFO. Our Warrant Exchange Offer included an offer to all warrant holders with an exercise price of $0.10 per share an opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

In fiscal year 2014, we issued warrants to purchase 6,987,908 shares of our Class A common stock under our warrant exchange offer including 1,000,000 warrant shares to Jason B. Terrell, 250,000 warrant shares to Jeffrey K. Brumfield and 125,000 warrant shares to Stephen A. McCommon.  We issued warrants to purchase 1,750,000 shares to PEMCO LLC and warrants to purchase 400,000 shares to Jeffrey K.  Brumfield, in connection with the creation of lines of credit, and warrants to purchase 779,604 shares of common stock under an original issuance agreement where we offered an opportunity to invest in the company for $0.02 a share and a warrant for half the number of shares of common stock purchased with an exercise price of $0.15 a share. We also issued warrants to purchase 153,500 shares of common stock as consultant compensation.

As a part of the Bankruptcy plan discussed in note 11, all warrants were cancelled on the Plan effective date of October 5, 2012.  Warrants under the plan were issued subsequent to October 31, 2012.  In fiscal year 2013, the Company issued 41,295,142 shares and warrants to purchase 39,685,549 shares under the Plan in settlement of its obligations.  The following summarizes activity for fiscal years 2014 and 2013 for warrants to purchase our common stock:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise	Contractual
	Issuable	Price	Term (Years)

Outstanding and exercisable at October 31, 2012	-	$-
Issued	40,509,552	$0.19
Outstanding at October 31, 2013	40,509,552	$-
Issued	10,071,012	$0.17
Exercise	(13,975,815)	$0.10
Outstanding and exercisable at October 31, 2014	36,604,749	$0.22	3.52

9. Notes Payable

Effective October 16, 2014, CDEX Inc. (the “Company”) entered into a Line of Credit Agreement with each of two lenders, one of whom is our CEO, Jeffrey K. Brumfield, and the other of which is a significant shareholder, PEMCO LLC.  The Line of Credit Agreements provide for the lenders to make available to the Company an aggregate amount of up to $430,000 in funding, upon which the Company may draw funds as needed at any time from the effective date until the maturity date which is March 31, 2015.  The Lines of Credit are secured by all assets of the Company. Pursuant to each Line of Credit Agreement, the Company has issued each lender a Revolving Note (collectively, the “Notes”) evidencing the net amount drawn by the Company during term of the Line of Credit Agreement.  The Notes bear interest at a rate of 12% per annum.  Interest on the balance of the Notes accrues and is payable on the first day of each month beginning on November 1, 2014.  On the maturity date, the Company must pay to the lenders an amount equal to 110% of the principal due on the Notes plus any accrued and unpaid interest as of that date.  The Company may prepay any principal balance on the Notes, but it must still pay 110% of such principal amount when paid.  As additional incentive for the lenders to enter into the Line of Credit Agreements and make available to the Company funds thereunder, the Company has issued to the lenders Warrants to purchase up to 2,150,000 shares of the Company’s Class A common stock in the aggregate.  The Warrants are exercisable for a period of five years at an exercise price of $0.25 per share.  The following reconciles notes payable as of October 31, 2014 and 2013:

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013
	2014	2013

Line of credit - PEMCO LLC - 12% interest payable monthly - matures March 31, 2015	105,173	-

Line of credit - Jeffrey K Brumfield - 12% interest payable monthly - matures March 31, 2015	40,039	-

Recognition of 10% bonus interest on lines of credit draws	14,500
Recognition of warrant value on lines of credit	(25,075)
Amortization of warrant value on lines of credit	651
Total lines of credit	135,288	-

10. Stockholders’ Equity

In fiscal year 2014, we issued 13,975,815 shares of our Class A common stock under a warrant exchange offer including 2,000,000 shares to Jason B. Terrell, our Medical Director and member of our Board of Directors, 500,000 shares to Jeffrey K. Brumfield, our CEO and 250,000 shares to Stephen A. McCommon, our CFO.  . Our Warrant Exchange Offer included an offer to all warrant holders with an exercise price of $0.10 per share an opportunity to exercise their warrants for $0.02 a share in exchange for the number of shares of common stock issuable under the warrant and a warrant for half the number of shares of common stock issuable under the exercised warrant with an exercise price of $0.15 a share.  We also issued 970,995 shares of restricted stock as consultant compensation, including 92,165 shares to each of our external directors and we issued 1,640,815 shares in an original issuance transaction.
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

11. Commitments and Contingencies

Operating Leases

The Company leases approximately 3,000 square feet of office and laboratory space in Tucson, Arizona on a month-to-month basis. Monthly rent as of October 31, 2014 is approximately $2,000. Total rent expense was approximately $19,000 and $21,000 for the years ended October 31, 2014 and 2013, respectively.

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

13. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for fiscal 2014 and 2013:

	Fiscal Year Ended October 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$76,007	$50,277	$27,207	$24,432
Gross profit	56,342	44,038	19,685	3,737
Income (loss) from operations	(122,240)	(143,327)	(125,553)	(192,837)
Net income (loss)	(115,435)	(143,327)	(125,553)	(194,060)
Basic and diluted net
loss per common share	(0.002)	(0.003)	(0.002)	(0.003)
Basic and diluted weighted
average common
shares outstanding	52,946,963	54,344,042	63,265,125	66,275,708

	Fiscal Year Ended October 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$39,732	$389,232	$30,574	$67,168
Gross profit	23,184	336,079	4,819	35,515
Loss from operations	(559,666)	92,219	(175,768)	(130,163)
Net loss	(561,616)	122,104	(175,436)	(130,163)
Basic and diluted net
loss per common share	(0.01)	0.002	(0.003)	(0.002)
Basic and diluted weighted
average common
shares outstanding	52,686,021	52,924,937	52,934,055	52,946,963

14. Going Concern

The Company has incurred losses since its inception of approximately $35.8 million and has had limited product sales from its inception through fiscal 2014. The Company plans to raise cash to fund its operations and pay its outstanding obligations from credit facilities or the sale of its securities in the future. Nonetheless, there can be no guarantee that the Company will be able to raise cash or maintain its current workforce through any of these plans.

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

CDEX INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

15. Subsequent Events

For the period subsequent to October 31, 2014, the date of our most recent balance sheet, through the date our financial statements were issued, the Company drew an additional $160,000 from its Lines of Credits leaving an available balance to draw upon of $125,000.