Form 10-Q
period 2015-01-31
CDEX INC
filed 2015-03-16
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 12, 2015, 69,452,520 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of January 31, 2015 (unaudited) and October 31, 2014	1

	Statements of Operations for the three months ended January 31, 2015 and 2014 (unaudited)	2

	Statements of Cash Flow for the three months ended January 31, 2015 and 2014 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 4.	Controls and Procedures	12

Part II OTHER INFORMATION

ITEM 5.	Other Information	13

ITEM 6.	Exhibits	13

Signatures		14

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	January 31, 2015	October 31. 2014
	Unaudited
Assets
Current assets
Cash	$51,820	$90,915
Accounts receivable	9,420	6,935
Inventory - net	255,404	250,751
Prepaid expenses and deposits	18,359	19,078
Total current assets	335,003	367,679
Property and equipment, net	21,449	28,709
Patents, net	45,888	46,913
Other assets	1,399	1,399

Total assets	$403,739	$444,700

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$42,801	$72,885
Deferred revenue - current	73,000	67,000
Line of credit payable	330,491	135,288
Total current liabilities	446,292	275,173
Total liabilities	446,292	275,173

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share,
350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share,
150,000 shares authorized and 6,250 outstanding at
January 31, 2015 and at October 31, 2014	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 69,452,958 outstanding at January 31,
2015 and at October 31, 2014	347,263	347,263
Additional paid in capital	35,619,772	35,619,772
Accumulated (deficit)	(36,009,619)	(35,797,539)
Total stockholders' equity (deficit)	(42,553)	169,527
Total liabilities and stockholders' equity	$403,739	$444,700

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	January 31
	2015	2014

Revenue	$22,122	$76,007

Cost of revenue	6,720	19,665

Gross profit	15,402	56,342

Operating Expenses
Selling, general and administrative	144,995	122,027
Research and development	44,715	56,555
Total operating expenses	189,710	178,582

Loss from operations	(174,308)	(122,240)

Other income (expense)
Interest expense	(39,952)	-
Other income	2,180	6,805
Total other income (expense)	(37,772)	6,805

Net loss	$(212,080)	$(115,435)

Basic net loss
per common share:	$(0.01)	$(0.01)

Basic weighted average
common shares outstanding	69,452,958	52,946,963

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	January 31
	2015	2014
Cash Flows from Operating Activities
Net loss	$(212,080)	$(115,435)
Adjustments to reconcile net loss to cash used by
operating activities
Depreciation and amortization	37,664	5,745
Interest expense	6,589	-
Changes in operating assets and liabilities
Accounts receivable	(2,485)	10,308
Inventory	(4,653)	15,144
Deferred costs and other assets	-	1,251
Current liabilities	(24,084)	56,670
Net cash used by operating activities	(199,049)	(26,317)

Cash Flows from Investing Activities
Proceeds on sale of equipment	6,624
(Gain)/loss on sale of equipment	(2,639)
Purchase of equipment	-	(10,212)
Net cash provided (used) by investing activities	3,985	(10,212)

Cash Flows from Financing Activities
Proceeds received under line of credit	160,000	-
Repayment under line of credit	(4,031)	-
Net cash provided by financing activities	155,969	-

Net decrease in cash	(39,095)	(36,529)

Cash, beginning of the period	90,915	98,967

Cash, end of the period	$51,820	$62,438

Supplemental Cash Flow Information

Cash payments for interest expense	$4,031	$-

The accompanying notes are an integral part of these financial statements.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX Inc. as of January 31, 2015.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ended January 31, 2015 may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of January 31, 2015, had an accumulated deficit of approximately $36 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMedTM G4 drug validation systems.  As of January 31, 2015, we had approximately $52,000 in cash provided primarily through proceeds from our Lines of Credit.

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

Our inventories consisted of the following:

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

	January 31, 2015	October 31, 2014

Raw materials	$228,939	$223,464
Finished goods	52,301	52,301
Subtotal	281,240	275,765
Obsolescence reserve	(25,836)	(25,014)
Total inventory	$255,404	$250,751

3	Property and equipment, net

Our property and equipment consisted of the following:

	January 31, 2015	October 31, 2014

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	529,460	605,007
Leased equipment	70,654	70,654

Total	603,045	678,592

Less accumulated depreciation	(581,596)	(649,883)

Net property and equipment	$21,449	$28,709

4	Patents, net

Our patents consisted of the following:

	January 31, 2015	October 31, 2014

Patents	$100,000	$100,000

Less accumulated amortization	(54,112)	(53,087)

Net patents	$45,888	$46,913

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

5	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2015	October 31, 2014
Legal fees	$1,568	$61,571
Accrued compensation	7,083	3,430
Accounts payable	31,775	5,509
Accrued payable to a distributor	2,375	2,375

	$42,801	$72,885

6.	Lines of Credit

Effective October 16, 2014, CDEX Inc. (the “Company”) entered into a Line of Credit Agreement with each of two lenders, one of whom is our CEO, Jeffrey K. Brumfield, and the other of which is a significant shareholder, PEMCO LLC.  The Line of Credit Agreements provide for the lenders to make available to the Company an aggregate amount of up to $430,000 in funding, upon which the Company may draw funds as needed at any time from the effective date until the maturity date which is March 31, 2015. The Lines of Credit are secured by all assets of the Company. Pursuant to each Line of Credit Agreement, the Company has issued each lender a Revolving Note (collectively, the “Notes”) evidencing the net amount drawn by the Company during term of the Line of Credit Agreement. The Notes bear interest at a rate of 12% per annum. Interest on the balance of the Notes accrues and is payable on the first day of each month beginning on November 1, 2014. On the maturity date, the Company must pay to the lenders an amount equal to 110% of the principal due on the Notes plus any accrued and unpaid interest as of that date. The Company may prepay any principal balance on the Notes, but it must still pay 110% of such principal amount when paid. As additional incentive for the lenders to enter into the Line of Credit Agreements and make available to the Company funds thereunder, the Company has issued to the lenders Warrants to purchase up to 2,150,000 shares of the Company’s Class A common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $0.25 per share. The following reconciles notes payable as of January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014

Line of credit - PEMCO LLC - 12% interest payable monthly - matures March 31, 2015	237,097	105,173

Line of credit - Jeffrey K Brumfield - 12% interest payable monthly - matures March 31, 2015	70,674	40,039

Recognition of 10% bonus interest on lines of credit draws	30,500	14,500
Recognition of warrant value on lines of credit	(25,075)	(25,075)
Amortization of warrant value on lines of credit	17,295	651

Total lines of credit	330,491	135,288

7.	Share-Based Compensation

For the three month periods ended January 31, 2015 and January 31, 2014, there was no share-based compensation expense.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

During the three month periods ended January 31, 2015 and January 31, 2014, there was no option or stock grant activity

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model.  No options were granted for the three month periods ended January 31, 2015 and January 31, 2014.

As of January 31, 2015, there were no unrecognized compensation costs related to unvested restricted stock grants.

8.	Stockholders' Equity

During the three month periods ended January 31, 2015 and January 31, 2014, there was no stock activity.

9.	Commitments and Contingencies

Litigation

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any other legal proceedings and the Company is not aware of any pending claims or assessments which may have a material adverse impact on the Company’s financial position or results of operations.

10. Subsequent Events

The Company’s management has evaluated subsequent events occurring after January 31, 2015, the date of our most recent balance sheet, through the date our financial statements were issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Our discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

Important factors that could cause our actual results to differ materially from our expectations are described as Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Products.

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2014, which continued through the three months ended January 31, 2015, was the continued development and enhancement of our ValiMed G4 system (“VG4”) for use in the pharmaceutical market and sales of our ID2 product for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED January 31, 2015 AND 2014:

	2015	2014

Revenue	$22,122	$76,007
Cost of revenue	6,720	19,665
Selling, general and administrative	144,995	122,027
Research and development	44,715	56,555
Other income (expense)	(37,772)	6,805

Net loss	$(212,080)	$(115,435)

REVENUE

Revenue was approximately $22,000 and $76,000 during the three months ended January 31, 2015 and 2014, respectively. The decrease in revenue of approximately $54,000 resulted primarily from a recognition in the first three months of fiscal 2014 of $34,000 from a client opting out of their supply contract in 2014 and electing to pay the contracted exit fee as well as reduced pay-per-use revenues and ValiMed maintenance revenues.

COST OF REVENUE

Cost of revenue was approximately $7,000 and $20,000 during the three months ended January 31, 2015 and 2013, respectively, a decrease of approximately $13,000. The gross margin percentage decreased from approximately 74% to 70%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $145,000 during the three months ended January 31, 2015, compared with $122,000 during the three months ended January 31, 2014. The increase of approximately $23,000 resulted primarily from an increase in employee compensation of $15,000 and marketing and travel of $14,000 partially offset by a decrease in general expenses of $6,000, primarily from an allowance for doubtful accounts in 2014.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs were approximately $45,000 during the three months ended January 31, 2015, compared with $57,000 during the three months ended January 31, 2014, a decrease of approximately $12,000, which is primarily attributable to a reduction of R&D Travel experienced in the first three months of 2014 of approximately $8,000 as well as decreases in R&D material of $2,000 and R&D compensation of $2,000.

OTHER INCOME (EXPENSE)

Other expense (net) for the three months ended January 31, 2015 was approximately $38,000 compared to $7,000 other income for the three months ended January 31, 2014 a change of approximately $45,000 which is primarily due to approximately $40,000 amortization/interest expense on the Lines of Credit in 2015 and the recognition  in the first three months of 2014 of approximately $7,000 refund of Bankruptcy Trustee expenses, offset by approximately $6,000 proceeds from the sale of obsolete equipment in 2015.

NET LOSS

The net loss was approximately $212,000 during the three months ended January 31, 2015, compared with a net loss of $115,000 during the three months ended January 31, 2015, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of January 31, 2015, had an accumulated deficit of approximately $36 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of January 31, 2015, we had approximately $52,000 in cash.

We had a net decrease in cash of approximately $39,000 during the three months ended January 31, 2015 primarily from the cash provided by our financing activities offset by the use of cash in operating activities. This amount is comprised primarily of our net loss of approximately $212,000 and a decrease in our current liabilities of $24,000 offset by depreciation and amortization of $38,000 and interest expense of $7,000 offset by $160,000 from the proceeds received under the line of credit and $4,000 net provided by the sale of obsolete equipment.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2015, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.

CDEX INC.

By:	/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance