Form 10-Q
period 2015-04-30
CDEX INC
filed 2015-06-15
CIK 1173738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of June 12, 2015, 81,452,520 shares of the registrants Class A common stock, par value $.005 per share, were outstanding.

CDEX, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CDEX INC.
BALANCE SHEETS

	April 30, 2015	October 31. 2014
	Unaudited
Assets
Current assets
Cash	$49,273	$90,915
Accounts receivable	5,535	6,935
Inventory - net	250,126	250,751
Prepaid expenses and deposits	2,938	19,078
Total current assets	307,872	367,679
Property and equipment, net	18,438	28,709
Patents, net	44,863	46,913
Other assets	1,399	1,399
Total assets	$372,572	$444,700

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$46,087	$72,885
Deferred revenue - current	61,000	67,000
Line of credit payable	499,401	135,288
Total current liabilities	606,488	275,173
Total liabilities	606,488	275,173

Commitments and Contingencies

Stockholders' equity
Preferred stock - undesignated - $.005 par value per share, 350,000 shares authorized and none outstanding	-	-
Preferred stock - series A - $.005 par value per share, 150,000 shares authorized and 6,250 outstanding at April 30, 2015 and at October 31, 2014	31	31
Class A common stock - $.005 par value per share, 300,000,000 shares authorized and 69,452,958 outstanding at April 30, 2015 and at October 31, 2014	347,263	347,263
Additional paid in capital	35,619,772	35,619,772
Accumulated (deficit)	(36,200,982)	(35,797,539)
Total stockholders' equity (deficit)	(233,916)	169,527
Total liabilities and stockholders' equity	$372,572	$444,700

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	April 30,
	2015	2014

Revenue	$36,762	$50,277

Cost of revenue	9,532	6,239

Gross profit	27,230	44,038

Operating Expenses
Selling, general and administrative	139,119	152,769
Research and development	39,971	34,596
Total operating expenses	179,090	187,365

Loss from operations	(151,860)	(143,327)

Other income
Interest expense	(47,434)	-
Other income	7,931	-
Total other income	(39,503)	-

Net loss	$(191,363)	$(143,327)

Basic net loss per common share:	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	69,452,958	54,344,042

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended
	April 30
	2015	2014

Revenue	$58,884	$126,284

Cost of revenue	16,252	25,904

Gross profit	42,632	100,380

Operating Expenses
Selling, general and administrative	284,114	274,796
Research and development	84,686	91,151
Total operating expenses	368,800	365,947

Loss from operations	(326,168)	(265,567)

Other income (expense)
Interest expense	(87,386)	-
Other income	10,111	6,805
Total other income (expense)	(77,275)	6,805

Net loss	$(403,443)	$(258,762)

Basic net loss per common share:	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	69,452,958	53,645,503

The accompanying notes are an integral part of these financial statements.

CDEX INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	April 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(403,443)	$(258,762)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation and amortization	8,293	11,491
Non-cash amortization of bonus interest on notes payable	44,640	-
Non-cash amortization of warrants issued on notes payable	24,424	-
Share-based compensation	-	8,780
Interest expense	18,322	-
(Gain) loss recognized on disposal of equipment	(10,111)	-
Changes in operating assets and liabilities
Accounts receivable	1,400	7,348
Inventory	625	8,282
Deferred costs and other assets	2,000	2,607
Current liabilities	(32,798)	109,382
Net cash used by operating activities	(346,648)	(110,872)

Cash Flows from Investing Activities
Proceeds on sale of equipment	14,139	-
Purchase of equipment	-	(10,212)
Net cash provided (used) by investing activities	14,139	(10,212)

Cash Flows from Financing Activities
Proceeds received under line of credit	305,000	-
Proceeds from warrant exchange offer	-	140,000
Repayment under line of credit	(14,133)	-
Net cash provided by financing activities	290,867	140,000

Net decrease in cash	(41,642)	18,916

Cash, beginning of the period	90,915	98,967
Cash, end of the period	$49,273	$117,883

Supplemental Cash Flow Information
Cash payments for interest expense	$14,133	$-

The accompanying notes are an integral part of these financial statements.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

1. Basis of Presentation

The accompanying interim unaudited condensed financial statements include the accounts of CDEX Inc. as of April 30, 2015.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ended April 30, 2015 may not be indicative of the results for the entire year. The interim unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements contained in our Annual Report on Form 10-K. Our lack of earnings history and continued future losses could adversely affect our financial position and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to continue operations.

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

Recent Developments

We have experienced net losses since our inception and, as of April 30, 2015, had an accumulated deficit of approximately $36 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMedTM G4 drug validation systems.  As of April 30, 2015, we had approximately $49,000 in cash which was provided primarily through proceeds from our Lines of Credit.

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

Our inventories consisted of the following:

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

	April 30, 2015	October 31, 2014

Raw materials	$228,311	$223,464
Finished goods	47,651	52,301
Subtotal	275,962	275,765
Obsolescence reserve	(25,836)	(25,014)

Total inventory	$250,126	$250,751

3	Property and equipment, net

Our property and equipment consisted of the following:

	April 30, 2015	October 31, 2014

Furniture, fixtures and leasehold improvements	$2,931	$2,931
Equipment	502,244	605,007
Leased equipment	70,654	70,654

Total	575,829	678,592

Less accumulated depreciation	(557,391)	(649,883)

Net property and equipment	$18,438	$28,709

4	Patents, net

Our patents consisted of the following:

	April 30, 2015	October 31, 2014

Patents	$100,000	$100,000

Less accumulated amortization	(55,137)	(53,087)

Net patents	$44,863	$46,913

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

5	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2015	October 31, 2014
Legal fees	$-	$61,571
Accrued compensation	10,314	3,430
Accounts payable	33,398	5,509
Accrued payable to a distributor	2,375	2,375

	$46,087	$72,885

6.	Lines of Credit

Effective October 16, 2014, CDEX Inc. (the “Company”) entered into a Line of Credit Agreement with each of two lenders, one of whom is our CEO, Jeffrey K. Brumfield, and the other of which is a significant shareholder, PEMCO LLC.  The Line of Credit Agreements provide for the lenders to make available to the Company an aggregate amount of up to $430,000 in funding, upon which the Company may draw funds as needed at any time from the effective date until the maturity date which has been extended to June 30, 2015. The Lines of Credit are secured by all assets of the Company. Pursuant to each Line of Credit Agreement, the Company has issued each lender a Revolving Note (collectively, the “Notes”) evidencing the net amount drawn by the Company during the term of the Line of Credit Agreement. The Notes bear interest at a rate of 12% per annum. Interest on the balance of the Notes accrues and is payable on the first day of each month beginning on November 1, 2014. On the maturity date, the Company must pay to the lenders an amount equal to 110% of the principal due on the Notes plus any accrued and unpaid interest as of that date. The Company may prepay any principal balance on the Notes, but it must still pay 110% of such principal amount when paid. As additional incentive for the lenders to enter into the Line of Credit Agreements and make available to the Company funds thereunder, the Company has issued to the lenders Warrants to purchase up to 2,150,000 shares of the Company’s Class A common stock in the aggregate. The Warrants are exercisable for a period of five years at an exercise price of $0.25 per share. The following reconciles notes payable as of April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014

Line of credit - PEMCO LLC - 12% interest payable monthly - matures June 30, 2015	350,000	105,173

Line of credit - Jeffrey K Brumfield - 12% interest payable monthly - matures June 30, 2015	100,000	40,039

Recognition of 10% bonus interest on lines of credit draws	45,000	14,500
Recognition of warrant value on lines of credit	(25,075)	(25,075)
Accrued Interest	4,401	-
Amortization of warrant value on lines of credit	25,075	651

Total lines of credit	499,401	135,288
7.	Share-Based Compensation

For the six month periods ended April 30, 2015 there was no share-based compensation expense.  For the three and six months ended April 30, 2014, share-based compensation expense was approximately $9,000, primarily attributable to restricted stock grants issued to our independent Directors under the CDEX Inc. Board Compensation Plan.

CDEX Inc.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

During the six month periods ended April 30, 2015 there was no option or stock grant activity.  During the six months ended April 30, 2014, 15,000 options were forfeited and approximately 276,000 shares of restricted stock were issued.

We determine the fair value of share-based awards at their grant date, using a Black-Scholes Option Pricing Model.  No options were granted for the six month periods ended April 30, 2015 and April 30, 2014.

As of April 30, 2015, there were no unrecognized compensation costs related to unvested restricted stock grants.

8.	Stockholders' Equity

During the three month periods ended April 30, 2015 and April 30, 2014, there was no stock activity.

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

10. Subsequent Events

The Company’s management has evaluated subsequent events occurring after April 30, 2015, the date of our most recent balance sheet, through the date our financial statements were issued.

Effective May 28, 2015, CDEX Inc. (the “Company”) entered into a Consulting Advisory Services Agreement (the “Agreement”) with Osprey Capital Advisors, LLC, a Florida limited liability company (the “Consultant”).  The Agreement calls for the Consultant to provide advisory and consulting services to the Company, including introduction to, and establishing relationships with, individuals and entities for possible investment in the Company, guidance on markets, product distribution, employment, board development and related matters, business plan development, review of the Company’s long- and short-term growth objectives, investor relations and public relations services and the Company’s approach to its business and financial strategy and efforts taken by the Company to date to develop investor interest.

As consideration for such services, the Company has agreed to issue to the Consultant an aggregate of 12 million shares of its Class A common stock, 7.5 million of such shares issuable upon signing of the Agreement.  The Agreement has a term of 240 days.

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

Products.

We are currently focusing our resources on marketing and improving real-time (within seconds) chemical detection products using proprietary, patented and patents pending technologies. Our primary focus in 2014, which continued through the six months ended April 30, 2015, was the continued development and enhancement of our ValiMed G4 system (“VG4”) for use in the pharmaceutical market and sales of our ID2 product for the security markets with our principal product lines noted below.  The Company continues to explore unique opportunities where its proprietary technology may provide low cost/real time solutions to growing security or liability concerns such as conducting urine, blood and saliva analysis for detecting illegal drugs and performance enhancement substances in the work place or sporting environment.

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014:

	2015	2014

Revenue	$36,762	$50,277
Cost of revenue	9,532	6,239
Selling, general and administrative	139,119	152,769
Research and development	39,971	34,596
Other income	(39,503)	-

Net loss	$(191,363)	$(143,327)

REVENUE

Revenue was approximately $37,000 and $50,000 during the three months ended April 30, 2015 and 2014, respectively. The decrease in revenue of approximately $13,000 resulted primarily from a reduction of sales of our ID2 Meth Scanners of $12,000 and a reduction in maintenance fees of $5,000, partially offset by a $3,000 increase in revenues from the sale of customer supplies.

COST OF REVENUE

Cost of revenue was approximately $10,000 and $6,000 during the three months ended April 30, 2015 and 2014, respectively, a decrease of approximately $4,000. The gross margin percentage decreased from approximately 88% to 74%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $139,000 during the three months ended April 30, 2015, compared with $153,000 during the three months ended April 30, 2014. The decrease of approximately $14,000 resulted primarily from a decrease in employee compensation of $24,000, consulting and professional expenses of $12,000, general expenses of $6,000, partially offset by an increase marketing and travel of $14,000 and equipment rent expense of $11,000.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs were approximately $40,000 during the three months ended April 30, 2015, compared with $35,000 during the three months ended April 30, 2014, an increase of approximately $5,000, which is primarily attributable to an increase in R&D compensation of $16,000 partially offset by a $12,000 decrease in R&D material.

OTHER INCOME (EXPENSE)

Other expense (net) for the three months ended April 30, 2015 was approximately $40,000 compared to $-0- for the three months ended April 30, 2014 a change of approximately $40,000 which is primarily due to approximately $47,000 amortization/interest expense on the Lines of Credit in 2015, offset by approximately $8,000 proceeds from the sale of obsolete equipment in 2015.

NET LOSS

The net loss was approximately $191,000 during the three months ended April 30, 2015, compared with a net loss of $143,000 during the three months ended April 30, 2014, due to the foregoing factors.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014:

	2015	2014

Revenue	$58,884	$126,284
Cost of revenue	16,252	25,904
Selling, general and administrative	284,114	274,796
Research and development	84,686	91,151
Other income (expense)	(77,275)	6,805

Net loss	$(403,443)	$(258,762)

REVENUE

Revenue was approximately $59,000 and $126,000 during the six months ended April 30, 2015 and 2014, respectively. The decrease in revenue of approximately $67,000 resulted primarily from a recognition in the first six months of fiscal 2014 of $34,000 from a client opting out of their supply contract in 2014 and electing to pay the contracted exit fee as well as reduced pay-per-use revenues and a reduction in ValiMed maintenance revenues of $15,000 and a reduction of sales of our ID2 Meth Scanners of $12,000 partially offset by a $2,000 increase in revenues from the sale of customer supplies.

COST OF REVENUE

Cost of revenue was approximately $16,000 and $26,000 during the six months ended April 30, 2015 and 2014, respectively, a decrease of approximately $10,000. The gross margin percentage decreased from approximately 79% to 72%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were approximately $284,000 during the six months ended April 30, 2015, compared with $275,000 during the six months ended April 30, 2014. The increase of approximately $9,000 resulted primarily from an increase marketing and travel of $28,000 and equipment leasing of $11,000, partially offset by decreases in consulting and professional expenses of $15,000, general expenses of $14,000 and compensation of $5,000.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs were approximately $85,000 during the six months ended April 30, 2015, compared with $91,000 during the six months ended April 30, 2014, a decrease of approximately $6,000, which is primarily attributable to decreases in R&D material of $14,000 and R&D Travel of $6,000 partially offset by an increase in R&D compensation of $14,000.

OTHER INCOME (EXPENSE)

Other expense (net) for the six months ended April 30, 2015 was approximately $77,000 compared to other income (net) of $7,000 for the six months ended April 30, 2014 a change of approximately $84,000 which is primarily due to approximately $87,000 amortization/interest expense on the Lines of Credit in 2015, partially offset by approximately $10,000 in gains from the sale of obsolete equipment in 2015.

NET LOSS

The net loss was approximately $403,000 during the six months ended April 30, 2015, compared with a net loss of $259,000 during the six months ended April 30, 2014, due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced net losses since our inception and, as of April 30, 2015, had an accumulated deficit of approximately $36 million.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of our ValiMed G4 drug validation systems.  As of April 30, 2015, we had approximately $49,000 in cash.

We had a net decrease in cash of approximately $42,000 during the six months ended April 30, 2015 primarily from the use of cash in operating activities offset by cash provided by our financing activities and cash provided from our investing activities. This amount is comprised primarily of our net loss of approximately $403,000 and a decrease in our current liabilities of $33,000, gain recognized on disposal of equipment of $10,000, offset by amortization/interest expense on the Lines of Credit of $87,000, depreciation and amortization of $8,000 offset by $305,000 from the proceeds received under the line of credit and $14,000 proceeds  provided by the sale of obsolete equipment.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer and its Vice President of Finance  and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2015, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 5. Other Information

(a) Not Applicable

(b) The Company has not adopted formal procedures for the nomination by stockholders of candidates to serve on its Board of Directors.

ITEM 6. Exhibits

10.1	Form of Consulting Agreement.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2015.

CDEX INC.

By:	/s/ Jeffrey K. Brumfield
Jeffrey K. Brumfield
Chief Executive Officer

By:	/s/ Stephen A. McCommon
Stephen A. McCommon
Chief Financial Officer and
Vice President of Finance